Form 10-K/A
period 1995-03-31
MICRO HEALTHSYSTEMS INC
filed 1995-07-26
CIK 795965

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO
                                 ANNUAL REPORT

                     Pursuant to Section 13 of 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1995
                        Commission File Number 33-6683NY

                           MICRO HEALTHSYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                22-2467332
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                     Identification Number)

414 EAGLE ROCK AVENUE, WEST ORANGE, NEW JERSEY               07052
(Address of principal executive offices)                  (Zip Code)

                                 (201) 731-9252
              (Registrant's telephone number, including area code)

 Securities registered or to be registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.    [                 ]

At June 26, 1995, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $13,073,000.

At June 26, 1995, the registrant had 6,241,137 outstanding shares of Common Stock, at $0.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

================================================================================

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the directors and certain information about them are set forth below.


                    Name                         Age                           Position
  ----------------------------------------------------------------------------------------------------------
  Graham O. King                                 55       Chairman of the Board and Chief Executive Officer
  S.M. Caravetta                                 69       Vice Chairman of the Board
  James A. Pesce                                 52       President and Director
  Frederick R. Blume                             53       Director
  Stanford J. Goldblatt                          56       Director
  Robert E. King                                 59       Director
  Robert C. Bowers                               49       Director
  James E. Cowie                                 40       Director
  Ambassador Maxwell M. Rabb                     83       Director
  Stephen J. Feinberg                            56       Director


GRAHAM O. KING joined the Company on October 12, 1994 as the Company's Chief Executive Officer. He was appointed Chairman of the Board of Directors at a Board of Directors meeting held on October 28, 1994. He was formerly with Shared Medical Systems, Inc., a healthcare information service company, from October 1, 1986 until October 31, 1993, where he served as its President from April 1987. From October 31, 1993 until joining the Company, he was a partner with Salt Creek Ventures, a private investment company. Mr. King and Mr. Robert E. King, another director of the Company, are brothers.

S. M. CARAVETTA was the Chairman of the Board of Directors, and Chief Executive Officer from its organization in 1976 through October 28, 1994. He became Vice Chairman of the Board of Directors on October 28, 1994. Mr. Caravetta has been a director of the Company since 1976.

FREDERICK R. BLUME has been a director of the Company since 1993. He has been a Managing Partner of Capital Health Venture Partners, a healthcare venture capital firm, since June 1986. Prior to founding Capital Health, Mr. Blume was a Managing Director of Paine Webber Group specializing in corporate healthcare financing. He is presently a director of Cytyc Corporation, Oculon Corporation and Washington National Corporation.

STANFORD J. GOLDBLATT has been a director of the Company since April 20, 1995. He has been a partner in the law firm of Hopkins & Sutter, counsel to the Company, since 1979.

ROBERT E. KING has been a director of the Company since April 20, 1995. For a twelve year period prior to October 1994, Mr. King was a director and Chief Executive Officer of CA Newtrend Inc., the general partner of Newtrend, L.P. (and its partnership and corporate predecessors), a software, service and outsourcing provider in the financial institutions market. Mr. King and Mr. Graham O. King are brothers.

ROBERT C. BOWERS has been a director of the Company since April 20, 1995.
Since June 19, 1995, Mr. Bowers has been Vice President and Chief Financial Officer of HTE, Inc., a software service company in the state and local government market. From June 1985 through October 1994, Mr. Bowers was Senior Vice President and Chief Financial Officer of CA Newtrend Inc., the general partner of Newtrend, L.P. (and its partnership and corporate predecessors).

JAMES E. COWIE has been a director of the Company since July 18, 1995. Mr. Cowie has been a general partner of Frontenac Company, a Delaware general partnership that is the general partner of Frontenac VI and other venture capital partnerships, since 1989. He also serves on the boards of directors of PLATINUM technology, inc., U.S. Robotics, Inc. and Open Environment Corporation.

STEPHEN J. FEINBERG has been a director of the Company since September 1982. He has been a partner of Salon, Marrow and Dyckman, a law firm that has performed services for the Company, since March 1993. Prior thereto he was a partner of Feinberg, Felzen & Nigro and predecessor firms since 1980. He is the Secretary and a director of Homestead National Corporation, an independent specialty property and casualty insurance company.

AMBASSADOR MAXWELL M. RABB has been a director since 1991. He is currently counsel to the law firm of Kramer, Levin, Nessen, Kamin and Frankel. He joined the firm in 1991. He was a partner of Stroock & Stroock & Levan from 1989 to 1991. He served as United States Ambassador to Italy from 1981 to 1989. He was named by President Eisenhower to the then newly created post as Secretary to the Cabinet in The White House in 1953 and has served in every national administration since 1953. Amb. Rabb is currently a member of the Board of Directors of the following: Sterling National Bank, MIC Industries, Baltimore Orioles, Alusit International Corp., Liberty Cable Company, Inc., Black Hole Technologies, Data Software and Systems, Graffitex, Inc. and CompuTower. He is on the Advisory Board of The General George C. Marshall Home Preservation Fund, Inc. and Fashion Institute of Technology, New York.

CONCERNING THE BOARD OF DIRECTORS

Prior to October 1994, outside directors of the Company received up to $1,000 per meeting for their services to the Company in such capacity. During the fiscal year ended March 31, 1995, Mr. Rabb and Mr. Blume, two outside directors of the Company, were each paid $2,000. Mr. Feinberg, the third outside director, did not receive any fees. Effective October 1994, outside directors of the Company were granted stock options under the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan") in lieu of cash compensation. Under the 1994 Plan, the Board of Directors of the Company is authorized to grant options to purchase up to 350,000 shares of Common Stock to certain non-employee directors. Under the terms of the 1994 Plan, a non-employee director is granted options to purchase 50,000 shares of Common Stock at the market price on the day he or she becomes a director or, in the case of outside directors that were in office during October 1994, the date of adoption of the 1994 Plan. The options vest at the rate of 10,000 shares per year, expire if not exercised within ten years from the date of grant, and are non-transferrable by option holders during an option holder's lifetime. Under circumstances set forth in the 1994 Plan, the options may be exercised within six months following termination of service to the Company, or within one year in the event of death or total disability. In January 1995, each of Mr. Bowers and Mr. Robert King, as consideration for his agreement to serve as a consultant to the Company, was issued options under the Company's Amended 1993 Stock Option Plan. Neither Mr. Bowers nor Mr. King received options under the 1994 Plan upon his appointment as a director of the Company. Neither Mr. Goldblatt nor Mr. Cowie, upon being appointed as a director of the Company, accepted any options. The option holdings of the directors are set forth under "Item 12 - Security Ownership of Certain Beneficial Owners and Management" below. Directors are also reimbursed for their reasonable travel expenses incurred in attending meetings.

The Board of Directors met or took action without a meeting eight times during the fiscal year ended March 31, 1995. Other than directors elected during the year, there is no present director nominated for election who attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees of the Board of Directors on which he served.

The Board of Directors maintains an Audit Committee, an Option Committee, a Nominating Committee and a Compensation Committee.

The Audit Committee discusses matters of concern to the independent auditor resulting from the audit; reviews changes in accounting principles in the financial statements; and reviews non-auditing services performed for the Company by the independent auditor. During the fiscal year ended March 31, 1995, the members of the Audit Committee were Mr. Feinberg and Ambassador Rabb. The Audit Committee met once during fiscal 1995, and both members of the Committee were present at the meeting.

The Option Committee administers the 1993 Stock Option Plan. During the fiscal year ended March 31, 1995, the members of the Option Committee were Mr. Caravetta, Ambassador Rabb and Mr. Feinberg. The Option Committee met or took action without a meeting three times during fiscal 1995, and all members of the Option Committee were present at all meetings.

During the fiscal year ended March 31, 1995, the members of the Compensation Committee were Mr. Feinberg and Ambassador Rabb. The Compensation Committee did not meet during fiscal 1995.

During the fiscal year ended March 31, 1995, the members of the Nominating Committee were Mr. Graham King, Mr. Caravetta and Mr. Blume. The Nominating Committee did not meet during fiscal 1995. The Nominating Committee will consider nominees submitted by the stockholders of the Company. Submissions should be made in a writing addressed to the attention of the Nominating Committee at the Company's principal executive offices.

The Company has agreed with each director of the Company that the Company shall indemnify the director against certain claims that may be asserted against him by reason of serving on the Board of Directors.

Mr. Graham King is a party to an Employment Agreement with the Company that extends through March 31, 1996. This agreement and certain other terms of Mr. King's employment with the Company are discussed under "Item 11 - Discussion of 1995 Executive Officer Compensation and Employment Contracts" below.

Mr. Caravetta is a party to a Senior Consulting Agreement with the Company. This agreement extends through April 1, 1998. This agreement and certain other terms of Mr. Caravetta's arrangements with the Company are set forth under "Discussion of 1995 Executive Officer Compensation and Employment Contracts" below.

Mr. King and Mr. Caravetta have signed an agreement to the effect that each will vote for the other as a director of the Company. Mr. Caravetta has also agreed, among other things, to vote in favor of the slate of directors nominated by the Nominating Committee.

Mr. Pesce is a party to an Employment Agreement with the Company. This agreement extends through April 1, 1996. This agreement and certain other terms of Mr. Pesce's employment with the Company are discussed under "Discussion of 1995 Executive Officer Compensation and Employment Contracts" below.

Mr. Goldblatt is a partner in the law firm of Hopkins & Sutter. Hopkins & Sutter received legal fees and reimbursement for disbursements from the Company for legal services provided to the Company by Hopkins & Sutter during the fiscal year ended March 31, 1995, and received legal fees and reimbursement for disbursements from the Company for legal services provided to Mr. Graham King in connection with the negotiation and documentation of Mr. King's employment arrangement with the Company during the fiscal year ended March 31, 1995. The Company has continued to employ the services of Hopkins & Sutter; no estimate of the legal fees for the 1996 fiscal year can be made at this time. Mr. Goldblatt is also a member of the Advisory Committee of Frontenac Company, a Delaware general partnership that is the general partner of Frontenac VI Limited Partnership ("Frontenac VI"). The Company is contemplating an issuance of 1,500,000 shares of Series A Convertible Preferred Stock, warrants to purchase 390,000 shares of the Company's Common Stock at an exercise price of $0.10 per share and warrants to purchase 198,000 shares of the Company's Common Stock at an exercise price of $3.50 per share, to Frontenac VI, a trust established for the benefit of Robert E. King and his descendants, and Morgan Holland Fund II, L.P. (See "Item 13 - Certain Relationships and Related Transactions.") Mr. Goldblatt is also the trustee of a trust established for the benefit of members of Mr. Goldblatt's family, which trust is a limited partner in Frontenac VI. Hopkins & Sutter provides legal services to Frontenac VI, Frontenac Company and Robert E. King on a regular basis, although it has not provided legal services to Frontenac VI, Frontenac Company or Mr. King with regard to any transactions with the Company.

Mr. Bowers and Mr. Robert E. King began serving as paid consultants to the Company in January 1995, and may from time to time in the future act as paid consultants to the Company. For their services as consultants during the fiscal year ended March 31, 1995, each of Mr. King and Mr. Bowers was compensated for consulting services provided, and each received options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $3.50 per share under the Company's Amended 1993 Stock Option Plan.

Mr. Robert E. King is a member of the Advisory Committee of Frontenac Company, and is the general partner of a limited partner of Frontenac VI. A trust established for the benefit of Mr. King and his descendants has agreed to purchase securities of the Company for a purchase price of $500,000 to be paid to the Company by such trust. (See "Item 13 - Certain Relationships and Related Transactions.")

Mr. Cowie is a general partner of Frontenac Company, which is the general partner of Frontenac VI. Frontenac VI has agreed to purchase securities of the Company for a purchase price of $5,000,000 to be paid to the Company by Frontenac VI. (See "Item 13 -Certain Relationships and Related Transactions.") If the issuance of securities to Frontenac VI is not approved by the stockholders of the Company, Mr. Cowie has agreed to resign from the Board of Directors.

The Company maintains a directors and officers liability insurance policy covering all directors of the Company.

ITEM 11:       EXECUTIVE COMPENSATION


The following table summarizes the annual and long-term compensation of certain of the Company's executive officers for fiscal 1995, 1994 and 1993.



                                                                           Long-Term Comp.         All Other
                                        Annual Compensation                Options (Shares)          Comp.
                                        -------------------                ----------------

         Name/Position                                               Restricted       Securities
                                                                       Stock          Underlying
                                 Age   Year      Salary    Bonus      Awards(2)        Options
  -----------------------------------------------------------------------------------------------------------
  Graham O. King,                55    1995     $100,197   $26,427    $1,256,250     1,000,000          939(3)
    Chairman and CEO(1)

  S.M. Caravetta                 69    1995      275,000     --           --             --           3,223(4)
   Vice Chairman of the                1994      274,423     --           --             --           2,857(4)
   Board and Senior                    1993      225,000   183,728        --             --           2,598(4)
   Consultant(1)

  James A. Pesce                 52    1995      180,000     --           --          133,000          None(5)
   President                           1994      179,654     --           --             --            None(5)
                                       1993      150,000   183,728        --             --            None

  Thomas Schleck                 50    1995      104,000     --           --           10,000          None
   Exec. V.P. and Secretary            1994      103,769     2,000        --             --            None
   (since 1986)                        1993       98,000    29,534        --             --            None

- -------------------------
(1)Mr. King joined the Company as its Chief Executive Officer on October 12, 1994. Mr. Caravetta was the Company's Chief Executive Officer prior to October 12, 1994.

(2)The amounts shown in the table represent the market price on the date of grant of awards of restricted stock. On July 12, 1995, Mr. King held 300,000 restricted shares with a value of $1,162,500 (based on the closing price of the Common Stock on July 12, 1995). Dividends are payable on the shares of restricted stock at the same rate as paid to all stockholders. With respect to Mr. King's restricted stock, if he voluntarily resigns without good reason, or is terminated for cause prior to a change of control prior to the first or second anniversary of his employment with the Company, he will return 200,000 or 100,000 shares, respectively, for cancellation.

(3)Represents the premium on term life insurance maintained for Mr. King by the Company. This table does not include the cost of legal services provided to Mr. King at the Company's expense in connection with the negotiation of his employment arrangement.

(4)The Company maintains a term life policy in the face amount of $500,000 on the life of Mr. Caravetta for the benefit of Mr. Caravetta's wife or her estate. Represents the premium on the term insurance portion of a split dollar life insurance policy maintained by the Company on Mr. and Mrs. Caravetta's lives. See "Discussion of 1995 Executive Officer Compensation and Employment Contracts."

(5)The Company has agreed that if Mr. Pesce dies while employed by the Company, the Company shall pay to his irrevocably designated beneficiary $100,000 per annum for a period of ten (10) years thereafter, payable in equal monthly installments, commencing on the first day of the month following death. The Company maintains a term life policy in the face amount of $500,000 on the life of Mr. Pesce, which the Company believes when considering tax effects will be sufficient to cover this plan.

DISCUSSION OF 1995 EXECUTIVE OFFICER COMPENSATION
AND EMPLOYMENT  CONTRACTS


Mr. Graham O. King joined the Company as Chief Executive Officer on October 12, 1994. He became Chairman of the Board of Directors effective October 28, 1994. Mr. King has an Employment Agreement that extends through March 31, 1996. Unless either party elects not to extend the agreement, it automatically extends for one year terms thereafter. The agreement provides for a salary of $239,000 per year with a performance bonus not to exceed fifty percent (50%) of salary. Mr. King's salary can be increased at the discretion of the Board of Directors. During the first year of the agreement, fifty percent (50%) of the total bonus is guaranteed. The agreement provides for one year severance unless there is termination for cause or a voluntary resignation without good reason as defined in his Employment Agreement. Mr. King was issued 300,000 shares of Common Stock of the Company in lieu of a cash signing bonus. In the event that prior to the first or second anniversary of his employment Mr. King voluntarily resigns without good reason, or is terminated for cause, prior to a change of control as defined in his Employment Agreement, he will return 200,000 or 100,000 shares, respectively, for cancellation. Mr. King has agreed with the Company not to sell more than 33,333 of these shares plus any shortfall from previous fiscal quarters in any fiscal quarter during Mr. King's employment.

Mr. King was granted stock options to acquire 1,000,000 shares of Common Stock of the Company at the market price ($3.50/share) on the date of the commencement of his employment. These stock options vest whenever the stock has traded at or above $5.00 on at least 30 of the 40 prior business days, or upon a change of control. Alternatively, 400,000 shares vest on October 12, 1995 and 600,000 shares vest on October 12, 2002, unless they have previously become exercisable. These options contain anti-dilution provisions authorizing adjustments under certain circumstances. Mr. King's shares, including those underlying options, are subject to a registration rights agreement. The Company has also agreed to reimburse Mr. King for the cost of a term life insurance policy for $1,000,000 on Mr. King's life for his benefit.

On June 14, 1995, the Company agreed to loan Mr. Graham King $157,800 in order to allow Mr. King to pay the income taxes due in connection with a portion of the restricted stock he received. The terms of the note evidencing the loan provide that the loan is interest-free until 120 days after the Company registers Mr. King's restricted stock for sale, that the loan bears interest at a rate equal to the rate of return achieved by the Company on its cash reserves plus 1% after such date, and that the Company may demand repayment at any time after the note begins to accrue interest.

On October 12, 1994, the Company entered into a Senior Consulting Agreement with Mr. Caravetta. This agreement was amended by a letter dated November 11, 1994. The Senior Consulting Agreement replaced and superceded a prior employment agreement between Mr. Caravetta and the Company. The agreement provides for a salary of $275,000 per annum, and provides a split dollar life insurance policy on the lives of Mr. and Mrs. Caravetta in the face amount of $2,000,000 through the end of the term of the agreement, which is April 1, 1998. Pursuant to the Senior Consulting Agreement, a stock option for 150,000 common shares granted to Mr. Caravetta by the Company was canceled.

Mr. Caravetta's Senior Consulting Agreement includes a change of control clause that provides that, in the event of a change of control of the Company during the term of Mr. Caravetta's agreement, the Company shall pay him an amount equal to 2.9 times the average annual base compensation paid to him during the five fiscal years of the Company immediately preceding the change of control, provided such change of control takes place on or before March 31, 1996. If such change of control takes place between April 1, 1996 and March 31, 1997, the Company shall pay him an amount equal to two times such average annual compensation; and, if such change of control takes place between April 1, 1997 and March 31, 1998, the Company shall pay him an amount equal to 1.5 times the average annual base salary and incentive compensation. The aforesaid payment shall be made to him in twelve or, at his election, in twenty-four, equal monthly installments, commencing on the first day of the month following the change of control. Other than the change of control payments, Mr. Caravetta shall not be entitled to any other salary or consulting payments under the Senior Consulting Agreement after a change of control. Mr. Caravetta has agreed that a change of control in favor of Mr. King or persons affiliated with Mr. King shall not be deemed a change in control for purposes of his Senior Consulting Agreement.

Mr. Caravetta's agreement also contains clauses that provide for medical insurance coverage for the remainder of his and his wife's life (at her expense following his death). The Company also maintains a term life policy in the face amount of $500,000 on the life of Mr. Caravetta, payable to Mr. Caravetta's wife or her estate.

The Company has in effect an employment contract with Mr. Pesce that provides for salary of $180,000 per annum, plus an incentive bonus of 2- 1/2% of pretax profits above $500,000. This agreement also contains a one year salary continuation clause which provides that Mr. Pesce will receive one year's salary if he is terminated for any reason other than cause.

Mr. Schleck has been employed by the Company for nineteen years.

The following chart lists the executive officers of the Company other than the executive officers named in the executive compensation table:

                                                                                                  Year of
         Name                     Age                         Position                          Employment
         ----                     ---                         --------                          ----------
Michael B. Loscalzo                50    Vice President, Finance, Planning and                     1995
                                         Administration

Stephen G. Sullivan                45    Vice President, Marketing and Business                    1978
                                         Development

James J. Aurelio                   42    Vice President, Sales                                     1994

Derek A. Pickell                   34    Vice President, Sales                                     1995

Robert E. Van Metre                54    Vice President, Accounting and Finance                    1995

Sophia V. Bilinsky                 29    Vice President, Physician Services                        1995


Michael B. Loscalzo: Mr. Loscalzo has more than 25 years experience in the health care industry.

From 1993 to 1995, Mr. Loscalzo was a Senior Vice President of Cain Brothers & Company, a New York based health care investment banking firm.

Mr. Loscalzo was a co-founder and, from 1988 to 1992, Managing Director of The Hunter Group, a health care workout firm. As Managing Director, he served as a member of the on site senior management team in a number of high profile health care turnarounds. Between 1988 and 1991, he served as either CEO or CFO of workout clients in Seattle, Washington; St. Paul, Minnesota; Miami, Florida; and San Francisco, California.

Prior to the formation of The Hunter Group, Mr. Loscalzo served as Senior Vice President of Finance for a Philadelphia teaching hospital. From 1978 to 1985, he was a manager in Arthur Andersen & Co.'s Philadelphia health care audit practice.

Stephen G. Sullivan: Mr. Sullivan has 27 years of experience in the health care information systems industry.

Prior to its acquisition in 1991 by the Company, Mr. Sullivan served as majority stockholder and Chief Executive Officer of Administration Information Systems Corporation ("AISCorp."), a multi-million dollar annual revenue medical services and information systems company. In this capacity, Mr. Sullivan successfully negotiated systems contracts with major medical centers and hospital based physician groups for the sale and installation of sophisticated medical information systems and outsourced business management services.

Prior to founding AISCorp. in 1978, Mr. Sullivan served as Corporate Director of MIS for IPCO Hospital Supply Company and as director, MIS U. S. Operations for Kempak Data Services(SWISSAIR).

James J. Aurelio: Mr. Aurelio has 17 years experience selling scientific instrumentation used in the academic, biotechnology and diagnostic laboratory markets.

Prior to joining the Company, Mr. Aurelio worked for Beckman Instruments, Inc. from 1985 to 1988 as National Sales Manager for the Laboratory Automation Software Systems Division. Mr. Aurelio was promoted to the position of Eastern Area Field Operations Manager in 1988. In this position, he was responsible for sales, service and local marketing. He managed 13 field sales and service managers and 150 sales, service and customer service professionals.

Derek A. Pickell: Mr. Pickell has 15 years of experience in the health care information systems industry.

Prior to joining the Company, Mr. Pickell served as Senior Vice President of Sales and Service for Wellmark Incorporated from 1992 to 1995. In this position, Mr. Pickell had national responsibility for supplying eligibility verification, claims management, electronic remittance and fund transfer, managed care management and receivables management software and services to the health care industry.

Mr. Pickell served as National Sales Director for the Health Care Systems Division of Ferranti International from 1989 to 1992. In this position, Mr. Pickell created the account management program to handle the sales and support for all company clients.

Robert E. Van Metre:   Mr. Van Metre has over 20 years of experience in
financial management in the financial services industry.

From 1987 through 1994, Mr. Van Metre held several senior management positions with Integrated Resources Life Companies, Inc. including, Senior Vice President
- - Chief Financial Officer, Executive Vice President, and President.

From 1982 through 1987, Mr. Van Metre was Executive Vice President-Chief Financial Officer for the Dasake Group, Inc.

Mr. Van Metre held a variety of senior management positions with Household Interratios (HFC) from 1973-1982. Prior to joining HFC, he was Administrator of Finance for the Illinois State Toll Highway Authority.

Sophia V. Bilinsky: Prior to joining the Company, Ms. Bilinsky was the President and Chief Operating Officer of Healthnet, Inc., the largest primary care group practice operating across Connecticut, New York, and New Jersey. While at Healthnet, she was responsible for developing the infrastructure and processes required by today's physician groups, MSOs and networks to effectively compete in the changing health care environment. In 1994, Healthnet was acquired by Coastal Healthcare Group, Inc.

From 1991-1992 Ms. Bilinsky was Director, Direct Investment Group for Whitehead/Sterling. She was Associate, then Vice President, Medical Markets Group for General Electric Corporation from 1989-1991. Ms. Bilinsky served as Relationship Associate & Corporate Finance Associate, World Corporate Group for CitiBank, N.A. from 1986-1989.

All officers hold office until their successors are duly elected or appointed and qualified, or until their earlier resignation or removal.

                          OPTION YEAR-END VALUE TABLE

The following table sets forth information concerning the value at March 31, 1995 of option grants during the year to each named executive officer. Options vest as determined at the time of the grant and expire after ten years from the date of grant. Vesting is contingent on continuing employment with the Company.

                          OPTION GRANTS IN FISCAL 1995

                                                                              Potential Realizable Value
                          Individual Grants                                    at Assumed Annual Rates
                                                                             of Stock Price Appreciation
                                                                                   for Option Term(1)
- ------------------------------------------------------------------------------------------------------------
     (a)          (b)              (c)             (d)         (e)         (f)          (g)          (h)
- ------------------------------------------------------------------------------------------------------------
                            Percent of Total
                             Options Granted    Exercise
                Options      to Employees in     or Base    Expiration
    Name        Granted        Fiscal Year        Price        Date         0%          5%           10%
- ------------------------------------------------------------------------------------------------------------
Graham O.      1,000,000           52%            $3.50     10/12/2004   $687,500   $3,320,000    $7,361,297
King

S.M.               0                -               -           -           -            -            -
Caravetta

James A.        133,000            7%             $3.00     09/06/2004      -         $250,930      $635,900
Pesce

Thomas           10,000       less than 1%        $3.50     01/31/2005      -          $20,900       $51,054
Schleck

(1)Other than column (f), amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price increases. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

The following table sets forth information with respect to options exercised and held by the named executive officers as of March 31, 1995:

                   AGGREGATED OPTION EXERCISES IN FISCAL 1995
                        AND MARCH 31, 1995 OPTION VALUES

            (a)                   (b)                 (c)                        (d)                   (e)
  --------------------------------------------------------------------------------------------------------
                                                                                                 Value of
                                                                          Number of           Unexercised
                                Shares                                  Unexercised          In-The-Money
                              Acquired on            Value               Options at            Options at
           Name                Exercise            Realized           March 31,1995       March 31, 1995(1)
  --------------------------------------------------------------------------------------------------------
  Graham O. King                   0                   -                  1,000,000              $500,000

  S.M. Caravetta                   0                   -                    -                     -

  James A. Pesce                   0                   -                    133,000              $133,000

  Thomas Schleck                   0                   -                     10,000                $5,000

(1)The value of options reflects the increase in market value of the Company's Common Stock from the date of grant through March 31, 1995 (when the closing price of Company Common Stock was $4.00 per share). The table includes both options that are vested and options that are not vested. Value actually realized by the executive officers will depend on the value of the Company's Common Stock at the time of exercise.

ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as provided by the holders to the Company, concerning beneficial ownership of Common Stock as of July 17, 1995, by (i) all persons known by the Company to be the beneficial owners of five percent or more of the issued and outstanding Common Stock of the Company, (ii) each of the directors and named executive officers and (iii) the directors and executive officers of the Company as a group. Except as noted, all addresses are 414 Eagle Rock Avenue, West Orange, New Jersey 07052.

                                                                          No. of Shares       Percentage of
  Name of Beneficial Owner                                             Beneficially Owned       Ownership
  ------------------------                                             ------------------     -------------
  S.M. Caravetta(1)                                                          1,098,128           17.5 %

  Frederick R. Blume. Blume(2,6), c/o American Healthcare Fund, 122            345,812            5.5 %
  S. Michigan Ave., Chicago, IL  60603

  Graham O. King(3)                                                            300,000            4.8 %

  James A. Pesce(4)                                                            173,333            2.8 %

  Thomas Schleck(5)                                                             20,000        Less than 1 %

  Stanford J. Goldblatt                                                              0        Less than 1 %

  Robert E. King(6,7,8)                                                         33,500        Less than 1 %

  Robert C. Bowers(6)                                                                0        Less than 1 %

  James E. Cowie(8)                                                                  0        Less than 1 %

  Amb. Maxwell M. Rabb(6)                                                        5,000        Less than 1 %

  Stephen J. Feinberg(6,9)                                                     226,419            3.6 %

  Stephen G. Sullivan(10)                                                      388,116            6.2 %

  David K. Vanco(11) c/o Management Data Services, 655 W. Grand                 470,000            7.5 %
  Ave., Elmhurst, IL 60126

  All Officers and Directors(1-10) as a Group (18 persons)(12)               2,376,513             38%

(1)Includes 116,000 shares of Common Stock owned by the children of Mr. Caravetta. Mr. Caravetta disclaims beneficial ownership of such shares. Includes 222,128 shares of Common Stock owned by trusts, of which the children of Mr. Caravetta are the beneficiaries and Mr. Stephen J. Feinberg and the wife of Mr. Caravetta are trustees. Mr. Caravetta disclaims beneficial ownership of such shares. Mr. Caravetta may be deemed to be the promoter or founder of the Company as such term is defined under the federal securities laws.

(2)Shares which are owned by American Healthcare Fund, L.P., of which Mr. Blume is an affiliate and as to which Mr. Blume disclaims beneficial ownership.

(3)Shares issued to Mr. King in lieu of a cash bonus upon acceptance of employment with the Company, subject to certain cancellation provisions. Does not include 1,000,000 shares issuable upon exercise of stock options which are not currently exercisable. (See "Discussion of 1995 Executive Officer Compensation and Employment Agreements.")

(4)Includes 83,333 shares that represent the vested portion of Mr. Pesce's 133,000 stock options.

(5)Does not include 10,000 shares which might be issued upon exercise of a stock option which has not yet vested.

(6)Does not include 50,000 shares which might be issued upon exercise of a stock option which has not yet vested.

(7)Includes 18,000 shares held in Trust for the benefit of Mr. King's children. Mr. King disclaims beneficial ownership of such shares.

(8)Does not include shares issuable upon conversion or exercise of the Series A Shares, Series A Warrants and Series B Warrants to be issued if the Proposal for Private Placement of Series A Shares and Warrants is approved.

(9)Includes 4,291 shares owned by the children of Mr. Feinberg and a trust for the benefit of the children of Mr. Feinberg, of which Mr. Feinberg disclaims beneficial ownership. Includes 222,128 shares of Common Stock owned by trusts for the benefit of Mr. Caravetta's children, and of which Mr. Feinberg and the wife of Mr. Caravetta are Trustees. Mr. Feinberg disclaims beneficial ownership of such shares.

(10)Includes 60,000 shares that represent the vested portion of Mr. Sullivan's options to purchase 75,000 shares, and 559 shares held by Mr. Sullivan's wife.

(11)Includes vested options to purchase 25,000 shares. Does not include 55,000 shares that may be issued to Mr. Vanco pursuant to the terms of a merger agreement to which the Company and Mr. Vanco are parties.

(12)Does not include 327,667 shares which might be issued upon exercise of options held by executive officers other than the named executive officers of the Company. Includes only once shares reported by each of Mr. Caravetta and Mr. Feinberg.

ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 18, 1995, the Company entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"), by and among the Company, Frontenac VI, a trust established for the benefit of Robert E. King and his descendants and Morgan Holland Fund II, L.P. (collectively the "Purchasers"), pursuant to which the Company has agreed (subject to approval of the Company's stockholders and certain other conditions) to sell to the Purchasers, through a private placement, (i) 1,500,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.01 per share, (ii) warrants to purchase up to 390,000 shares of the Company's Common Stock at an exercise price of $0.10 per share, and (iii) warrants to purchase up to 198,000 shares of the Company's Common Stock at an exercise price of $3.50 per share, for an aggregate purchase price of $6,000,000.

A copy of the Purchase Agreement, together with certain of the exhibits thereto, is attached hereto as Exhibit 10(37), and is hereby incorporated by reference. The above description is qualified in its entirety by reference to such exhibit.

Additional information with respect to Certain Relationships and Related Transactions is included herein under the headings "Concerning the Board of Directors" and "Executive Compensation."



                               SECTION 16 FILINGS

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were complied with during the 1994 fiscal year, except that Mr. Loscalzo did not make a Form 3 filing within the time period established by Section 16(a).

                                    EXHIBITS


10(37) Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated July 18, 1995, by and among the Company and the Purchasers names therein, and certain exhibits thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MICRO HEALTHSYSTEMS, INC.



Dated:  July 24, 1995               By: /s/ Graham O. King
                                        -------------------------------
                                                Graham O. King,
                                                Chief Executive Officer