Form 10-Q
period 1995-09-30
US SERVIS INC
filed 1995-11-13
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ___________

Commission File Number:    0-15352

                                 US SERVIS, Inc.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   22-2467332
(Sate or other jurisdiction of       (I.R.S. Employer or Identification Number)
incorporation of organization

                           414 Eagle Rock Avenue, West Orange, NJ      07052
                           (Address of Principal Executive Office)   (Zip Code)

                                                     (201) 731-9252
                           (Registrant's telephone number, including area code)

                                            (MICRO Healthsystems, Inc.)
                                            (Registrant's Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes        X            No _______

                APPLICABLE ONLY TO ISSUERS INVOLVED In BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15Id) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                             Yes   _______           No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At November 10, 1995, the registrant had outstanding 6,296,137 outstanding shares of Common Stock, $0.01 par value.

                        US SERVIS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.

PART I - FINANCIAL INFORMATION                                              1

         CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 1995 AND
         MARCH 31 1995                                                      2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX AND
         THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994                     3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995                 4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
         ENDED SEPTEMBER 30, 1995 AND 1994                                 5,6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENT                         7-9

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              10-13


PART II - OTHER INFORMATION                                                14


SIGNATURES                                                                 15


EXHIBIT INDEX                                                            16-19

                                     PART I

                              FINANCIAL INFORMATION


1.       Consolidated Financial Statements as at September 30, 1995

         The consolidated balance sheet as of March 31, 1995 has been derived from the audited Consolidated Balance Sheet contained in the Company's Form 10-K and is presented for comparative purposes. Certain items have been reclassified to conform to the current presentation. The accompanying consolidated financial statements presume that users have read the audited consolidated financial statements of the preceding fiscal year. Accordingly, footnotes which would have substantially duplicated such disclosures have been omitted.

         The interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. Such interim adjustments consist solely of normal recurring adjustments. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                                                            US SERVIS, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,       MARCH 31,
                                                                   1995              1995
                            ASSETS                              (UNAUDITED)
CURRENT ASSETS
      Cash and equivalents                                       $2,658,000        $4,121,000
      Accounts receivable, less allowance for
        doubtful accounts of $480,000 and $206,000                2,918,000         2,867,000
      Current maturities of notes receivable                        171,000           324,000
      Inventories                                                    20,000            18,000
      Prepaid and refundable income taxes                         1,468,000         2,000,000
      Deferred income taxes                                         514,000         1,014,000
      Prepaid expenses and other current assets                     744,000           448,000
                                                                  8,493,000        10,792,000

PROPERTY AND EQUIPMENT                                            1,040,000         1,235,000

OTHER ASSETS:
   Long-term maturities of notes receivable                          49,000           143,000
   Software technology:
         Purchased, less accumulated amortization of
          $20,000 at September 30, 1995                             143,000            50,000
         Developed, less accumulated amortization of
          $210,000 and $163,000                                     192,000           239,000
   Goodwill, less accumulated amortization of
         $240,000 and $193,000                                    3,705,000         3,552,000
   Deferred income taxes                                             72,000            72,000
   Other                                                            339,000            29,000
                                                                  4,500,000         4,085,000

                                                                $14,033,000       $16,112,000



CURRENT LIABILITIES:
   Accounts payable                                                $672,000          $530,000
   Accrued payroll                                                  227,000           567,000
   Accrued restructuring charges                                  1,589,000         1,664,000
   Other accrued expenses                                           992,000           852,000
   Deferred income                                                  479,000           651,000
   Customers' deposits                                              105,000           121,000
   Other current liabilities                                        273,000            50,000
                                                                  4,337,000         4,435,000

ACCRUED RESTRUCTURING CHARGES                                       687,000         1,770,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock $.01 par value; 10,000,000 shares
         authorized; 6,312,000 and 6,257,000 shares issued           63,000            63,000
   Capital in excess of par value                                14,847,000        14,664,000
   Unearned compensation                                           (416,000)         (742,000)
   Retained earnings (deficit)                                   (4,180,000)       (2,654,000)
   Subscription receivable                                         (140,000)         (140,000)
   Note receivable - related party                               (1,106,000)       (1,225,000)
                                                                  9,068,000         9,966,000
   Less Treasury Stock at cost: 15,700 shares                       (59,000)          (59,000)
                                                                  9,009,000         9,907,000

                                                                $14,033,000       $16,112,000

See accompanying notes to consolidated financial statements.

                                                US SERVIS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             1995               1994
REVENUES                                                   $7,916,000        $8,277,000

EXPENSES:
   Salaries, wages and benefits                             6,084,000         5,947,000
   Other selling, general and administrative                4,443,000         3,540,000
   Depreciation and amortization                              315,000           615,000
   Restructuring charges (gains)                             (589,000)          -
   Interest expense                                            36,000           -

     Total expenses                                        10,289,000        10,102,000

LOSS BEFORE INCOME TAXES                                   (2,373,000)       (1,825,000)

PROVISION (BENEFIT) FOR FEDERAL AND STATE INCOME TAXES       (847,000)         (793,000)

NET LOSS                                                  ($1,526,000)      ($1,032,000)

NET LOSS PER SHARE:                                            ($0.24)           ($0.18)

WEIGHTED AVERAGE NUMBER OF SHARES
    AND EQUIVALENTS OUTSTANDING                             6,269,000         5,877,000



                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              1995              1994

REVENUES                                                   $4,026,000        $4,170,000

EXPENSES:
   Salaries, wages and benefits                             3,070,000         3,112,000
   Other selling, general and administrative                2,521,000         1,863,000
   Depreciation and amortization                              166,000           299,000
   Restructuring charges (gains)                             (589,000)          -
   Interest expense                                            18,000           -

     Total expenses                                         5,186,000         5,274,000

LOSS BEFORE INCOME TAXES                                   (1,160,000)       (1,104,000)

PROVISION (BENEFIT) FOR FEDERAL AND STATE INCOME TAXES       (480,000)         (487,000)

NET LOSS                                                    ($680,000)        ($617,000)

NET LOSS PER SHARE:                                            ($0.11)           ($0.11)

WEIGHTED AVERAGE NUMBER OF SHARES
    AND EQUIVALENTS OUTSTANDING                             6,296,000         5,868,000



See accompanying notes to consolidated financial statements.

                                                                 US SERVIS, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995







                                                           CAPITAL IN                                            NOTE
                                          COMMON STOCK      EXCESS OF    UNEARNED    RETAINED  SUBSCRIPTION  RECEIVABLE - TREASURY
                                        SHARES  PAR VALUE   PAR VALUE  COMPENSATION  EARNINGS   RECEIVABLE  RELATED PARTY  STOCK
BALANCE, MARCH 31, 1995               6,257,000   $63,000  $14,664,000  ($742,000)  $2,654,000) ($140,000)  ($1,225,000)   $59,000

SIX MONTHS ENDED
SEPTEMBER 30, 1995:

   Amortization of officer stock
     compensation                                                         326,000

   Shares issued in accordance with
       amended plan of merger            55,000                200,000

   Cost of issuing additional shares                           (17,000)

   Allowance for loan collateral
     impairment                                                                                                 119,000

   Net Loss                                                                          (1,526,000)

BALANCE, SEPTEMBER 30, 1995           6,312,000   $63,000  $14,847,000  ($416,000)  ($4,180,000)($140,000)  ($1,106,000)   $59,000


   See accompanying notes to consolidated financial statements.

                                                US SERVIS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          ($1,526,000)      ($1,032,000)
  Adjustments to reconcile net loss to
  net cash flows   from operating activities:
    Depreciation and amortization of property
    and equipment                                       218,000           195,000
    Amortization of software technology                  50,000           373,000
    Amortization of goodwill                             47,000            46,000
    Property, plant and equipment sold                   -                 25,000
    Provision for losses on accounts receivable         445,000            -
    Deferred income taxes                                -               (129,000)
    Amortization of officer stock compensation          326,000            -
    Allowance for impairment of related party note      119,000
    Changes in operating assets and liabilities
      net of acquisitions-
        Accounts receivable                            (640,000)          659,000
        Note and installment receivables                247,000           248,000
        Inventories                                      (2,000)          (19,000)
        Prepaid and refundable income taxes           1,032,000          (355,000)
        Prepaid expenses and other current assets       (58,000)          (41,000)
        Other assets                                   (310,000)           17,000
        Accounts payable                                142,000           133,000
        Accrued payroll                                (340,000)          (15,000)
        Other accrued expenses                          140,000          (175,000)
        Accrued restructuring                        (1,158,000)            -
        Deferred income                                (152,000)           86,000
        Income taxes payable                                               90,000
        Customer deposits and other current
        liabilities                                     321,000             -
        Net cash flows from operating activities:    (1,099,000)          106,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of treasury stock                                              (59,000)
  Increase in software technology                      (113,000)         (134,000)
  Sale of equipment                                     293,000              -
  Purchase of property and equipment                   (275,000)         (177,000)
          Net cash flows from investing activities      (95,000)         (370,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of debt                                      (14,000)         (106,000)
  Cost of listing additional shares                     (17,000)
  Loans to officers                                    (238,000)            -
          Net cash flows from financing activities     (269,000)         (106,000)

NET CHANGE IN CASH AND EQUIVALENTS                   (1,463,000)         (370,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             4,121,000         4,483,000

CASH AND EQUIVALENTS, END OF PERIOD                  $2,658,000        $4,113,000


See accompanying notes to consolidated financial statements.



                                                US SERVIS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
                                                                     (concluded)

                                                          SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1995             1994

SUPPLEMENTAL INFORMATION:
  Interest paid                                          $2,000            $2,000

  Income taxes paid (refunded)                      ($1,879,000)          -

  Deferred gain on sale-leaseback                       $41,000           -

  Purchase of treasury stock                                              $59,000

  Value assigned to goodwill relating to shares
    of common stock issued for prior year
    business acquisition                               $200,000           -

  Transferred from deferred income taxes to
    prepaid and refundable income taxes                $500,000           -




See accompanying notes to consolidated financial statements.


                        US SERVIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)



Note A - Basis of Presentation:

The consolidated financial statements include all the accounts of US SERVIS, Inc. (f/k/a MICRO Healthsystems, Inc.) and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

Note B - Nature of Business:

The Company provides business management services and information systems to two principal markets: physicians and physician delivery systems, and the ambulatory departments/centers of hospitals. As part of its business management services, the Company has traditionally provided on-site and off-site personnel, billing and accounts receivable management services together with information systems and systems integration services related to these business activities. The Company is currently strengthening these areas and expanding its services and information systems to include: financial and administrative management, clinical information, systems support and management and strategic consulting services in critical areas such as at risk contracting and physician network formation and development; the Company, through strategic alliances, has expanded its information systems offerings to include managed care and electronic medical records systems. The Company has also historically been a provider of clinical information systems products and services for various hospital inpatient departments. The Company will be phasing out of this activity.
(See Note C below)

Note C - Restructuring Charges

During fiscal 1995, the Company, under the direction of a new Chairman and CEO, undertook a substantial restructuring of its business operations in an effort to: refocus and redirect resources away from clinical, inpatient information systems products and towards contract management, physician practice management, ambulatory care and software integration business services; consolidate operations; negotiate a termination of the employment agreement of the former chairman; downsize, and sell underperforming assets. These actions resulted in a $6.8 million, pre-tax, restructuring charge in fiscal 1995 and contributed significantly to the Company's $8.1 million after tax net loss.

As the result of revised cost estimates for certain items included in the original restructuring charge, the Company recorded a restructuring gain of $589,000 for the six months ended September 30, 1995. The components of the restructuring gain were as follows:



                                                     -------------------------------------- -----------------------------------
                                                              Three Months Ended                     Six Months Ended
                                                              September 30, 1995                    September 30, 1995
---------------------------------------------------- -------------------------------------- -----------------------------------
Decrease in termination costs related to
  former chairman                                    $  -                                  $148,000
---------------------------------------------------- -------------------------------------- -----------------------------------

Decrease in estimated facilities close
  down costs                                         755,000                                755,000
---------------------------------------------------- -------------------------------------- -----------------------------------
Increase in severance costs                          (166,000)                              (314,000)
---------------------------------------------------- -------------------------------------- -----------------------------------
Net restructuring gain                               $589,000                               $589,000
---------------------------------------------------- -------------------------------------- -----------------------------------

The changes to the liabilities for accrued restructuring charges during the six months ended September 30, 1995, were as follows:

                                                     -------------------------------------- -----------------------------------
                                                                    Current                             Long-Term
---------------------------------------------------- -------------------------------------- -----------------------------------
Balance, March 31, 1995                              $1,664,000                             $1,770,000
---------------------------------------------------- -------------------------------------- -----------------------------------

Payments                                             (402,000)                              -
---------------------------------------------------- -------------------------------------- -----------------------------------

Transferred to allowance for doubtful
accounts and other current liabilities               (200,000)                              -
---------------------------------------------------- -------------------------------------- -----------------------------------

Net restructuring gain                               -                                      (589,000)
---------------------------------------------------- -------------------------------------- -----------------------------------

Interest on deferred charges                         12,000                                 21,000

---------------------------------------------------- -------------------------------------- -----------------------------------
Transferred to current from long-term                515,000                                (515,000)

---------------------------------------------------- -------------------------------------- -----------------------------------
Balance, September 30, 1995                          $1,589,000                             $687,000
---------------------------------------------------- -------------------------------------- -----------------------------------


The Company expects the restructuring to be completed during the fiscal year ending March 31, 1996, although payments of certain items - principally, termination costs related to the former chairman and facility close down costs will continue for several years.

Note D - New Equity Capital for Growth

On July 18, 1995, the Company entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"), by and among the Company, Frontenac VI Limited Partnership, a trust established for the benefit of Robert E. King and his descendants and Morgan Holland Fund II, L.P. (collectively the "Purchaser"). Pursuant to the Purchase Agreement, the Company agreed (subject to approval of the Company's stockholders and certain other conditions) to sell to the Purchasers, through a private placement, (i) 1,500,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.01 per share, (ii) warrants to purchase up to 390,000 shares of the Company's Common Stock at an exercise price of $0.10 per share, and (iii) warrants to purchase up to 198,000 shares of the Company's Common Stock at an exercise price of $3.50 per share, for an aggregate purchase price of $6,000,000. All of the $0.10 warrants are subject to cancellation by the Company under certain circumstances.

The transactions outlined in the Purchase Agreement were approved by the Company's shareholders on October 10, 1995 at the Company's 1995 Annual Meeting of Shareholders. The transactions subsequently closed on October 12, 1995. A complete description of the transactions was included in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

Note E - Subsequent Event - Significant Contract

On September 28, 1995 the Board of Directors of the New York City Health and Hospitals Corporation ("Health and Hospitals Corporation") approved the selection of the Company as the provider of Third Party Administrator ("TPA") services to MetroPlus Health Plan ("Metro Plus"). MetroPlus is an HMO, wholly owned by the Health and Hospitals Corporation organized to provide comprehensive managed care services to members including Medicaid recipients and Health and Hospitals Corporation employees and their families. The Company anticipates that the revenues generated under the MetroPlus contract will exceed $16 million over its three year term.

The Company began providing services to MetroPlus in anticipation of the execution of a contract during the third quarter of fiscal 1996. TPA services revenues are anticipated to begin during the fourth quarter of this fiscal year. The MetroPlus contract is anticipated to have a favorable impact on the Company's fiscal 1996, 1997 and 1998 revenues and profitability.

Item 2:      Management's Discussion and Analysis of Financial Condition
               and Results of Operations

                                     GENERAL

During October of 1994, the Company hired Mr. Graham O. King as its Chairman and Chief Executive Officer. Mr. King was previously President of Shared Medical Systems Corporation, the largest healthcare information services company in the United States. Under Mr. King's leadership, the Company developed a plan to:

     Refocus on its expertise in business management services, proprietary software, and proven ability to improve operating efficiency and cash flow through performance based management agreements.

     Recapitalize the Company in order to provide resources to expand through internal growth and selected acquisitions.

     Recruit new, experienced individuals to the Board of Directors and the senior management team.

     Expand and upgrade the Company's sales, marketing and customer service departments and instill a "Commitment to Customer Service" mentality.

     Develop a strategy with specific programs to strengthen employee morale through education, better communications and the introduction of Total Quality Management principles.

     Downsize and divest under-performing assets.

During the first half of fiscal 1996, the Company has made progress in the implementation of several elements of this plan.


                         LIQUIDITY AND CAPITAL RESOURCES

                                                            ------------------------------- --------------------------------
                                                                          September 30, 1995                March 31, 1995
                                                            ------------------------------- --------------------------------
               --------------------------------------------
               Total Current Assets                                             $8,493,000                      $10,792,000

               -------------------------------------------- ------------------------------- --------------------------------
               Total Current Liabilities                                         4,337,000                        4,435,000
               -------------------------------------------- ------------------------------- --------------------------------

               Working Capital                                                  $4,156,000                       $6,357,000
               -------------------------------------------- ------------------------------- --------------------------------

               Working Capital Ratio to 1                                           2.0                              2.4
               -------------------------------------------- ------------------------------- --------------------------------


Working Capital decreased $2,201,000 primarily due to the loss sustained during the first six months, an increase in current accrued restructuring charges and a decrease in refundable and deferred income taxes.

Cash and equivalents decreased by approximately $1.5 million primarily due to the use of funds to support operating losses, the purchase of capital assets and payments made under the Company's restructuring plan offset by an income tax refund.

The Company expects that its cash position will increase during the remainder of the fiscal year as a result of the sale of $6 million of convertible preferred stock and warrants to private equity capital groups. (See Note D - New Equity Capital for Growth). This increase will be partially offset by continued operating losses, modest investments in capital assets and possibly by a strategic acquisition.

                              RESULTS OF OPERATIONS

                                    REVENUES

                                           ---------------------------------------------------------------------------------
                                                                    Six Months Ended September 30,
                                           ---------------------------------------------------------------------------------
                                                                           1995                                     1994
                                           ---------------------------------------- ----------------------------------------
------------------------------------------
Hospital Services                                                       $3,951,000                               $3,991,000
------------------------------------------ ---------------------------------------- ----------------------------------------

Physician Services                                                       3,130,000                                3,186,000
------------------------------------------ ---------------------------------------- ----------------------------------------

Clinical Systems                                                           778,000                                  993,000

------------------------------------------ ---------------------------------------- ----------------------------------------
Interest and Other                                                          57,000                                  107,000
------------------------------------------ ---------------------------------------- ----------------------------------------

                                                                        $7,916,000                               $8,277,000
------------------------------------------ ---------------------------------------- ----------------------------------------

For the six months ended  September  30, 1995 the Company's  revenues  decreased
$361,000 when compared to the same period in the prior fiscal year. The majority of this decline relates to a $215,000 decline in clinical information systems activities which, as discussed in the Company's annual report on Form 10-K, (Item 1 - Business - Company Overview) is a business activity that is being phased out so that the Company can focus more intensely on providing practice management services to physicians and contract management services to hospitals.

                                           ---------------------------------------------------------------------------------
                                                                   Three Months Ended September 30,
                                           ---------------------------------------------------------------------------------
                                           ---------------------------------------- ----------------------------------------
                                                            1995                                     1994
                                           ---------------------------------------- ----------------------------------------
------------------------------------------
Hospital Services                                                       $1,966,000                               $2,066,000
------------------------------------------ ---------------------------------------- ----------------------------------------

Physician Services                                                       1,628,000                                1,664,000
------------------------------------------ ---------------------------------------- ----------------------------------------

Clinical Systems                                                           407,000                                  374,000

------------------------------------------ ---------------------------------------- ----------------------------------------
Interest and Other                                                          25,000                                   66,000
------------------------------------------ ---------------------------------------- ----------------------------------------

                                                                        $4,026,000                               $4,170,000
------------------------------------------ ---------------------------------------- ----------------------------------------

The Company's revenues decreased $144,000 during the quarter ended September 30, 1995 as compared to the same quarter in the prior year. A majority of this decline results from a $100,000 decline in revenues from hospital services. All of this decline can be attributed to revenue losses associated with hospital contracts that were not renewed prior to the hiring of the new Chief Executive Officer.


                                    EXPENSES


                                                      ----------------------------------------------------------------------
                                                                         Six Months Ended September 30,
                                                      ----------------------------------------------------------------------
                                                      ----------------------------------- ----------------------------------
                                                         1995                               1994
                                                      ----------------------------------- ----------------------------------
-----------------------------------------------------
Salaries, wages and benefits                          $6,084,000                          $5,947,000
Other selling, general and administrative             4,443,000                           3,540,000
Depreciation and amortization                         315,000                             615,000
Restructuring charges (gain)                          (589,000)                                   -
Interest expense                                      36,000                                      -
----------------------------------------------------- ----------------------------------- ----------------------------------

                                                      $10,289,000                         $10,102,000
----------------------------------------------------- ----------------------------------- ----------------------------------

Excluding the $589,000 restructuring gain (See Note D), expenses for the six months ended September 30, 1995, increased $776,000 as compared to the same period in the prior fiscal year. The components of this increase were salaries, wages and benefits ($137,000), other selling, general and administrative expenses ($903,000) and interest expense ($36,000) offset by a $300,000 decrease in depreciation and amortization. The $903,000 increase in other selling, general and administrative expenses primarily resulted from increased marketing and sales costs; recruiting expenses associated with several additions to the senior management team; higher legal, accounting and consulting fees; and a $445,000 provision for losses on accounts receivable. The decrease in depreciation and amortization resulted from the write-offs of assets included in the restructuring charge during fiscal 1995.

                                                      ----------------------------------------------------------------------
                                                                        Three Months Ended September 30,
                                                      ----------------------------------------------------------------------
                                                      ----------------------------------- ----------------------------------
                                                         1995                               1994
                                                      ----------------------------------- ----------------------------------
-----------------------------------------------------
Salaries, wages and benefits                          $3,070,000                          $3,112,000
Other selling, general and administrative             2,521,000                           1,863,000
Depreciation and amortization                         166,000                             299,000
Restructuring charges (gain)                          (589,000)                                 -
Interest expense                                      18,000                                    -
----------------------------------------------------- ----------------------------------- ----------------------------------

                                                      $5,186,000                          $5,274,000
----------------------------------------------------- ----------------------------------- ----------------------------------

Excluding the $589,000 restructuring gain (See Note D), expenses for the three months ended September 30, 1995, increased $501,000 as compared to the same period in the prior fiscal year. The components of this increase were other selling, general and administrative expenses ($658,000) and interest expense ($18,000) offset by a $133,000 decrease in depreciation and amortization and a $42,000 decrease in salaries, wages and benefits. The $658,000 increase in other selling, general and administrative expenses primarily resulted from increased marketing and sales costs; recruiting expenses associated with several additions to the senior management team; higher legal, accounting and consulting fees; and a $385,000 provision for losses on accounts receivable. The decrease in depreciation and amortization resulted from the write-offs of assets included in the restructuring charge during fiscal 1995.

                                    NET LOSS


For the six months ended September 30, 1995, the Company reported a net loss of $1,526,000 or $.24 per share compared to a net loss of $1,032,000 or $.18 per share during the same period last year.

For the quarter ended September 30, 1995, the Company reported a net loss of $680,000 or $.11 per share compared to a net loss of $617,000 or $.11 per share during the same quarter last year.

                                     PART II

                                OTHER INFORMATION


Item 1       -    Litigation

                  The Company has no material litigation pending.


Item 2       -    Changes in Securities

                  None


Item 3       -    Defaults Upon Senior Securities

                  None


Item 4       -    Submission of Matters to a Vote of Security Holders

                  None


Item 5       -    Other Information

                  None


Item 6       -    Exhibits and Reports on Form 8-K

                  (a) Exhibits: the exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the
                           Exhibit Index that follows the signature page and immediately precedes the exhibits filed.

                  (b) Reports on Form 8-K; No report on Form 8-K was filed during the first six months of the fiscal year ending March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              US SERVIS, INC.
                                                              (Registrant)


Date:        November 10, 1995              By:      __________________________________ (L.S.)
                                                              Graham O. King
                                                              Chairman of the Board and
                                                              Chief Executive Officer


Date:        November 10, 1995              By:      ___________________________________ (L.S.)
                                                              Michael B. Loscalzo
                                                              Principal Accounting Officer and
                                                              Chief Financial Officer


                                  EXHIBIT INDEX

   -------------------- ----------------------------------------------------------------------------------- ----------------
       Exhibit No.                                         Description                                           Page
   -------------------- ----------------------------------------------------------------------------------- ----------------
          3(1)          By-Laws. (I)                                                                               *
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          3(2)          Amended and Restated Certificate of Incorporation of the Registrant.                      20
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          3(3)          Certificate of Designation Relating to the Series A Convertible Preferred Stock           28
                        of the Registrant.
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          10(1)         Lease date March 31, 1986, between Skyline Associates, Inc. And Digital Equipment          *
                        Corporation relating to the premises located at 414 Eagle Rock Avenue, West
                        Orange, New Jersey. (I)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          10(2)         1986 Stock Option Agreement. (I)                                                           *
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          10(3)         Service Agreement between the Registrant and Digital Equipment Corporation. (I)            *
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          10(4)         Non-qualified Stock Option Agreement between the Registrant and S.M. Caravetta,            *
                        dated February 10, 1990 and expiring February, 1995. (III)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          10(5)         License Agreement between the Registrant and North County Computer Services, Inc.          *
                        (III)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          10(6)         Distribution/Sales Representation Agreement by and between Baxter Healthcare               *
                        Corporation and MedTake Corp., dated as of October 1, 1990. (IV)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          10(7)         Letter Agreement by and among MedTake Corp., the Registrant, Salvatore M.                  *
                        Caravetta and Baxter Healthcare Corporation, dated as of October 1, 1990. (IV)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          10(8)         Guaranty of the Registrant in favor of Baxter Healthcare Corporation, dated as of          *
                        October 1, 1990. (IV)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
          10(9)         Complimentary Marketing Agreement between International Business Machines                  *
                        Corporation and the Registrant. (V)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
         10(10)         Service Agreements between Digital Equipment Corporation and the Registrant. (V)           *
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
         10(11)         Asset Purchase Agreement and Plan of Reorganization by and among Administrative            *
                        Information Systems Corporation, the Registrant and Receivables Management Corp.,
                        dated as of June 14, 1991. (VI)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
         10(12)         Registration Rights Agreement by and between the Registrant and Administrative             *
                        Information Systems, Inc. (Misnamed in said document as "Administrative
                        Information Services Corporation"), dated June 14, 1991. (VI)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
         10(13)         Employment Agreement among Receivables Management Corp. (Renamed AISCorp.), the            *
                        Registrant and Stephen G. Sullivan, dated as of June 14, 1991. (VI)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
         10(14)         Option Registration Rights Agreement by and Between the Registrant and Stephen G.          *
                        Sullivan, dated June 14, 1991. (IV)
   -------------------- ----------------------------------------------------------------------------------- ----------------
   -------------------- ----------------------------------------------------------------------------------- ----------------
         10(15)         Employment Contract between the Registrant and S.M. Caravetta. (VII)                       *
   -------------------- ----------------------------------------------------------------------------------- ----------------

                                      EXHIBIT INDEX

   ---------------- -------------------------------------------------------------------------------------- -----------------
     Exhibit No.                                         Description                                             Page
   ---------------- -------------------------------------------------------------------------------------- -----------------
       10(16)       Employment Contract between the Registrant and James A. Pesce. (VII)                          *
   ---------------- -------------------------------------------------------------------------------------- -----------------

       10(17)       Agreement and Plan of Merger with Exhibits by and among the Registrant, Vanco                 *
                    Business Management, Inc. And David K. Vanco, dated as of December 31, 1992. (VIII)
   ---------------- -------------------------------------------------------------------------------------- -----------------

       10(18)       Employment Agreement, dated as of January 1, 1993, between Management-Data Service,           *
                    Inc., the Registrant and David K. Vanco. (VIII)
   ---------------- -------------------------------------------------------------------------------------- -----------------

       10(19)       Registration Rights Agreement between David K. Vanco and the Registrant, dated as of          *
                    December 31, 1992. (VIII)
   ---------------- -------------------------------------------------------------------------------------- -----------------

       10(20)       Guaranty dated March 5, 1993, given by the Registrant to Harris Bank Roselle                  *
                    relating to loans to David K. Vanco. (VIII)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(21)       Letter agreement between David K. Vanco and the Registrant, dated March 5, 1993,              *
                    relating to the guaranty of notes, from David K. Vanco to Harris Bank Roselle. (VIII)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(22)       Agreement of Merger with ACT/PC, dated September 15, 1993, amended November 12,               *
                    1993. (X)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(23)       Term Loan Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and           *
                    Registrant. (X)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(24)       Guarantee Modification Agreement, dated as of December 13, 1993, between Stephen G.           *
                    Sullivan and the Registrant. (X)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(25)       Escrow Agreement, dated as of December 13, 1993, between Stephen G. Sullivan,                 *
                    Registrant and Crummy Del Deo Dolan Griffinger & Vecchione. (X)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(26)       Termination Agreement relating to the Baxter Distribution/Sales Representation                *
                    Agreement, dated December 17, 1993. (X)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(27)       Amendment to Agreement and Plan of Merger between the Registrant and Management-Data          *
                    Services, Inc., dated April 8, 1994. (XI)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(28)       Amendment to Employment Agreement between David K. Vanco and the Registrant, dated            *
                    April 8, 1994. (XI)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(29)       Employment Agreement, dated as of October 12, 1994, between the Registrant and                *
                    Graham O. King. (XII)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(30)       Option Agreement, dated as of October 12, 1994, between the Registrant and Graham O.          *
                    King. (XII)
   ---------------- -------------------------------------------------------------------------------------- -----------------
          10(31)       Registration Agreement, dated as of October 12, 1994, between the Registrant and              *
                    Graham O. King. (XII)
   ---------------- -------------------------------------------------------------------------------------- -----------------
         10(32)       Stockholder Agreement, dated as of October 12, 1994, between the Registrant and               *
                    Graham O. King. (XII)
   ---------------- -------------------------------------------------------------------------------------- -----------------
         10(33)       S.M. Caravetta Termination Agreement between S.M. Caravetta and the Registrant,               *
                    dated as of October 12, 1994, as amended. (XII)
   ---------------- -------------------------------------------------------------------------------------- -----------------
         10(34)       Letter of Intent, dated June 26, 1995, between the Registrant and Frontenac VI                *
                    Limited Partnership. (XIV)
   ---------------- -------------------------------------------------------------------------------------- -----------------
         10(35)       Registrant's Amended 1993 Stock Option Plan. (XIV)                                            *
   ---------------- -------------------------------------------------------------------------------------- -----------------



                                  EXHIBIT INDEX

   ---------------- -------------------------------------------------------------------------------------- -----------------
     Exhibit No.                                         Description                                             Page
   ---------------- -------------------------------------------------------------------------------------- -----------------
       10(36)       Registrant's Amended 1994 Stock Option Plan for Non-Employee Directors. (XIV)                 *
   ---------------- -------------------------------------------------------------------------------------- -----------------
   ---------------- -------------------------------------------------------------------------------------- -----------------
       10(37)       Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated July 18,           *
                    1995, by and among the Registrant, Robert E. King, Frontenac VI Limited Partnership
                    and Morgan Hollan Fund II, L.P. (XV)
   ---------------- -------------------------------------------------------------------------------------- -----------------
   ---------------- -------------------------------------------------------------------------------------- -----------------
       10(38)       Promissory Note of Graham O. King, dated June 14, 1995, payable to the Company. (XVI)         *
   ---------------- -------------------------------------------------------------------------------------- -----------------
   ---------------- -------------------------------------------------------------------------------------- -----------------
       10(39)       First and Second Amendments to Series A Convertible Preferred Stock and Warrant               45
                    Purchase Agreements dated July 31, 1995 and October 10, 1995, respectively.
   ---------------- -------------------------------------------------------------------------------------- -----------------


                             NOTES TO EXHIBIT INDEX

   ---------------- ----------------------------------------------------------------------------------------------------------
      Note No.                                                     Description
   ---------------- ----------------------------------------------------------------------------------------------------------
         (I)        Incorporated by reference from the Form S-18 Registration Statement of the Registrant, dated June 10,
                    1986.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (II)        Incorporated by reference from Amendment No. 1, dated September 6, 1986, to the Form S-18 Registration
                    Statement of the Registration
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------

   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (IV)        Incorporated by reference from the Registrant's Form 8-K, dated October 1, 1990.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
         (V)        Incorporated by reference from the Registrant's Form S-3, Registration No. 33-39062, dated April 11,
                    1991.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (VI)        Incorporated by reference from the Registrant's form 8-K, dated June 18, 1991.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (VII)       Incorporated by reference from the Registrant's Form 10-K, dated June 28, 1991.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
       (VIII)       Incorporated by reference from the Registrant's Form 8-K, dated March 9, 1993.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (IX)        Incorporated by reference from the Registrant's Form 8-K, dated September 15, 1993.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
         (X)        Incorporated by reference from the Registrant's Form 8-K, dated December 28, 1993.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (XI)        Incorporated by reference from the Registrant's Form 8-K, dated April 15, 1994.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (XII)       Incorporated by reference from the Registrant's Form 8-K, dated November 1, 1994.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
       (XIII)       Incorporated by reference from the Registrant's Form 10-Q, dated November 11, 1994.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (XIV)       Incorporated by reference from the Registrant's Form 10-K, dated June 26, 1995.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (XV)        Incorporated by reference from the Registrant's Form 10-K/A, dated July 24, 1995.
   ---------------- ----------------------------------------------------------------------------------------------------------
   ---------------- ----------------------------------------------------------------------------------------------------------
        (XVI)       Incorporated by reference from the Registrant's Form 10-Q, dated August 10, 1995.
   ---------------- ----------------------------------------------------------------------------------------------------------


                                                    AMENDED AND

                                               RESTATED CERTIFICATE
                                                 OF INCORPORATION
                                                        OF
                                             MICRO HEALTHSYSTEMS, INC.
                                      (Original Certificate of Incorporation
                                              filed December 3, 1976)


         MICRO HEALTHSYSTEMS, INC. (originally incorporated as "CPC Corporation", the "Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Law"), does hereby certify:

            I. That the Board of Directors of the Corporation adopted a resolution setting forth the Amended and Restated Certificate of Incorporation set forth below, declaring it advisable and submitting it to the stockholders entitled to vote in respect thereof for their consideration of such Amended and Restated Certificate of Incorporation at the annual meeting of stockholders of the Corporation.

           II. That at such annual meeting of the stockholders, the holders of a majority of the outstanding stock entitled to vote thereon has voted in favor of the adoption of the Amended and Restated Certificate of Incorporation set forth below.

          III.    That the Amended and Restated Certificate of
Incorporation set forth below has been duly adopted in accordance with Sections 242 and 245 of the Law:

FIRST:            The name of the Corporation is Micro
Healthsystems, Inc.

         SECOND: The address of the registered office of the Corporation in the State of Delaware is 32 Loockerman Square, Suite L-100, in the City of Dover, in the County of Kent. The name of the registered agent of the Corporation at such address is the United States Corporation Company.

         THIRD:            The purpose of the Corporation is to engage in any
lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware, as amended from time to time (the "Law").

         FOURTH:           The total number of shares of all classes of stock
which the Corporation shall have authority to issue is Forty
Million (40,000,000), of which Thirty Million (30,000,000) shares shall be of a class designated "Common Stock", having a par value of $.01 per share, and Ten Million (10,000,000) shares shall be of a class designated "Preferred Stock", having a par value of $.01 per share.

         The designations and the powers, preferences and rights, and the qualifications, limitations or restrictions of the shares of each class shall be as follows:

         (1)      Common Stock Provisions

                  1.1 Dividend rights. Subject to provisions of law and the preferences and other rights of the Preferred Stock, or any series thereof, and of any other stock ranking prior to the Common Stock as to dividends, the holders of the Common Stock shall be entitled to receive dividends at such time and in such amounts as may be determined by the Board of Directors of the Corporation.

                  1.2 Voting rights. Except as provided by law and in or this Restated Certificate of Incorporation and subject to the rights of the Preferred Stock, or any series thereof, each share of the Common Stock shall entitle the holder thereof to one vote on each matter submitted to a vote of the stockholders of the Corporation.

                  1.3 Liquidation rights. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (a "Liquidation"), after payment or provision for payment of the debts and other liabilities of the Corporation and the preferential amounts to which the holders of any stock ranking prior to the Common Stock in the distribution of assets shall be entitled upon such Liquidation, and subject to participation rights, if any, of the Preferred Stock, or any series thereof, the holders of the Common Stock and the holders of any other stock ranking on a parity with the Common Stock in the distribution of assets upon such Liquidation shall be entitled to share in the remaining assets of the Corporation according to their respective interests.

         (2)      Preferred Stock Provisions

                  2.1 The Preferred Stock may be issued from time to time by the Board of Directors of the Corporation in one or more series. All shares of any one series of Preferred Stock shall be identical except as to the dates of issue and the dates from which dividends on shares of the series issued on different dates shall accumulate (if cumulative). Subject to the Law, authority is expressly granted to the Board of Directors of the Corporation to authorize the issuance of one or more series of Preferred Stock, and to fix by resolution or resolutions providing for the issuance of each such series the voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions, of such series, to the full extent now or hereafter permitted by law, including, but not limited to, the following:

                  (a) The number of shares of such series, which may subsequently be increased (except as otherwise provided by the resolution or resolutions of the Board of Directors of the Corporation providing for the issuance of such series) or decreased (to a number not less than the number of such shares then outstanding) by resolution or resolutions of the Board of Directors of the Corporation, and the distinctive designation thereof;

                  (b) The dividend rights of such series, the preferences, if any, over any other class or series of stock, or of any other class or series of stock over such series, as to dividends, the extent, if any, to which shares of such series shall be entitled to participate in dividends with shares of any other series or class of stock, whether dividends on shares of such series shall be fully, partially or conditionally cumulative, or a combination thereof, and any limitations, restrictions or conditions on the payment of such dividends;

                  (c) The rights of such series, and the preferences, if any, over any other class or series of stock, or of any other class or series of stock over such series, in the event of any voluntary or involuntary Liquidation of the Corporation and the extent, if any, to which shares of any such series shall be entitled to participate in such event with any other series or class of stock;

                  (d) The time or times during which, the price or prices at which, and the terms and conditions on which, the shares of such series may be redeemed;

                  (e) The terms of any purchase, retirement or sinking fund which may be provided for the shares of such series;

                  (f) The terms and conditions, if any, upon which the shares of such series shall be convertible into or exchangeable for shares of any other series, class or classes, or any other securities, to the full extent now or hereafter permitted by law;

                  (g) The voting powers or rights, if any, of such series in addition to the voting powers provided by law;

                  (h) The limitations or restrictions, if any, applicable, while shares of such series are outstanding, to the payment of dividends or making of distributions on, or the acquisition of, or the use of monies for purchase or redemption of, any other class or series of stock of the Corporation, or upon any other action of the Corporation, and the terms and conditions thereof; and

                  (i) Any other preference, rights, powers, limitations and restrictions, including without limitation restrictions on transferability, and qualifications of shares of such series, not inconsistent with law and this Restated Certificate of Incorporation.

                  2.2 Any shares of any series of Preferred Stock which shall at any time be acquired by the Corporation by reasons of redemption or otherwise shall become part of the authorized but undesignated
         Preferred  Stock and be subject to  designation  as provided in Section
         2.1.

                  2.3 The amendment of the terms of any certificate of designation of any series of the Preferred Stock of which shares are outstanding shall require only (i) that the Board of Directors of the Corporation adopt a resolution setting forth the amendment proposed, declaring its advisability, and either calling a special meeting of the holders of such series of Preferred Stock for consideration of such amendment or directing that the amendment proposed be considered at the next annual meeting of stockholders by the holders of such series of Preferred Stock (in either event, subject to the ability of such holders to act by written consent in lieu of a meeting), and (ii) that the holders of a majority (or such greater number as may be required by the certificate of designation of such series) of the outstanding shares of such series of Preferred Stock have voted in favor of the amendment. Except for holders of a series of Preferred Stock the terms of which are being amended, no holder of Common Stock and no holder of any series of Preferred Stock shall be entitled to vote upon such amendment unless the rights of such holders would be adversely affected by such amendment or such vote shall otherwise be required by law or by any certificate of designation of any series of Preferred Stock.

         FIFTH: The following provisions are inserted for the regulation and conduct of the affairs of the Corporation, and it is expressly provided that they are intended to be in furtherance, and not in limitation or exclusion, of the powers elsewhere conferred herein or in the by-laws of the Corporation or conferred by law:

                  (1) Subject to any limitations set forth in the Certificate of Designation with respect to any series of Preferred Stock, the number of directors of the Corporation shall be such as from time to time shall be fixed by, or in the manner provided in, the by-laws of the Corporation. Election of directors need not be by written ballot unless the by-laws of the Corporation so provide.

                  (2) The Board of Directors of the Corporation shall have the power without the assent or vote of the stockholders:

                  (a) To make, alter, amend, change, add to or repeal the by-laws of the Corporation; to fix and vary the amount to be reserved for any proper purpose; to authorize and cause to be executed mortgages and liens upon all or any part of the property of the Corporation; to determine the use and disposition of any surplus or net profits; and to fix the times for the declaration and payment of dividends.

                  (b) To  determine  from  time  to  time  whether,  and to what extent, and at what times and places, and under what conditions and regulations, the accounts and books of the Corporation (other than the stock ledger) or any of them, shall be open to the inspection of the stockholders.

                  (3) The Board of Directors of the Corporation may, in its discretion, submit any contract or act for approval or ratification at any annual meeting of the stockholders or in any meeting of the stockholders called for the purpose of considering any such act or contract, and any contract or act that shall be approved or be ratified by the vote of the holders of a majority of the stock of the Corporation which is represented in person or by proxy at such meeting and entitled to vote thereat

         (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be as valid and as binding upon the Corporation and upon all the stockholders as though it had been approved or ratified by every stockholder of the Corporation, whether or not the contract or act would otherwise be open to legal attack because of directors' interest, or for any other reason.

                  (4) In addition to the powers and authorities set forth herein or by statute expressly conferred upon it, the Board of Directors of the Corporation is hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation; subject to the provisions of the General Corporation Law of the State of Delaware, as amended from time to time, this Amended and Restated Certificate, and the by-laws of the Corporation from time to time adopted by the stockholders; provided, however, that no by-law of the Corporation so adopted shall invalidate any prior act of the directors which would have been valid if such by-law of the Corporation had not been adopted.

To the extent any committee of directors of the Corporation is lawfully entitled to exercise the powers of the Board of Directors of the Corporation, such committee may exercise any right or authority of the Board of Directors under this Amended and Restated Certificate of Incorporation and references herein to the Board of Directors of the Corporation shall include any committee thereof.

         SIXTH: No holder of any of the shares of the stock of the Corporation, whether now or hereafter authorized and issued, shall be entitled as of right to purchase or subscribe for (1) any unissued stock of any class, or (2) any additional shares of any class to be issued by reason of any increase of the authorized capital stock of the Corporation of any class, or (3) bonds, certificates of indebtedness, debentures or other securities convertible into stock of the Corporation, or carrying any right to purchase stock of any class, but any such unissued stock or such additional authorized issue of any stock or of other securities convertible into stock, or carrying any right to purchase stock, may be issued and disposed of pursuant to resolution of the Board of Directors of the Corporation to such persons, firms, corporations or associations and upon such terms as may be deemed advisable by the Board of Directors of the Corporation in the exercise of its discretion.

         SEVENTH: Whenever a compromise or arrangement is proposed between the Corporation and its creditors or any class of them and/or between the Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the

Corporation under the provisions of Section 291 of the Law, as amended from time to time, or on the application of trustees in dissolution or of any receiver or receivers appointed for the Corporation under the provisions of Section 279 of the Law, as amended from time to time, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the Corporation as a consequence of such compromise or arrangement, said comprise or arrangement and said reorganization shall, if sanctioned by the court to which said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the Corporation, as the case may be, and also on the Corporation.

         EIGHTH: The Corporation shall, to the full extent permitted by Section 145 of the Delaware General Corporation Law of the State of Delaware, as amended from time to time, indemnify all persons whom it may indemnify pursuant thereto.

         NINTH: The Corporation reserves the right to amend, alter, change or repeal any provisions contained in the certificate of incorporation in the manner now or hereafter prescribed by statute and all rights conferred on officers, directors and stockholders herein are granted subject to this reservation.

         TENTH: No director of the Corporation shall be liable to the Corporation or any of its stockholders for monetary damages for breaches of fiduciary duty as a director to the extent permitted by law, except that this provision shall not eliminate or limit the liability of any director (1) for any breach of the director's duty of loyalty to the Corporation or its stockholders,
(2) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) under Section 174 of the Law, as amended from time to time, or (4) for any transaction from which the director derived an improper personal benefit.

         ELEVENTH:         The certificate of incorporation of the Corporation,
as herein amended, shall constitute a restatement of and shall supersede the certificate of incorporation of the Corporation, as previously amended.

                                    [Balance of Page Intentionally Left Blank]

         IN WITNESS WHEREOF, the Corporation has caused this Amended and Restated Certificate of Incorporation to be signed by its Chairman of the Board, President or one of its Vice Presidents on October 10, 1995.


MICRO HEALTHSYSTEMS, INC.


By:
Title:


                                 US SERVIS, INC. (f/k/a MICRO HEALTHSYSTEMS, INC.)

                                        CERTIFICATE OF DESIGNATION RELATING
                         TO THE SERIES A CONVERTIBLE PREFERRED STOCK WITH A PAR VALUE OF
                           $.01 PER SHARE OF US SERVIS, INC. (f/k/a MICRO HEALTHSYSTEMS, INC.)




                                          Pursuant to Section 151 of the
                                 General Corporation Law of the State of Delaware




         US SERVIS, INC. (f/k/a MICRO Healthsystems, Inc.), a Delaware corporation (the "Corporation"), hereby certifies that pursuant to the authority contained in Article Fourth of the Corporation's
Amended and Restated Certificate of Incorporation (the "Restated
Certificate of Incorporation"), and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the following resolution was duly adopted by the Board of Directors of the Corporation, creating a series of its Preferred Stock designated as "Series A Convertible Preferred
Stock":

         RESOLVED, that there is hereby created a series of the Preferred Stock of the Corporation designated Series A Convertible
Preferred Stock, par value $.01 per share (the "Series A Preferred
Stock"), consisting of 1,500,000 shares and having the voting powers, preferences and relative, participating, optional, conversion and other special rights, and the qualifications, limitations or restrictions, hereinafter set forth:

         Section 1.  Dividends.

                  1A.      General Obligation.  When and as declared by the
Corporation's Board of Directors and to the extent permitted under the General Corporation Law of Delaware, the Corporation will pay preferential cumulative dividends to the holders of Series A
Preferred Stock as provided in this Section 1.  Except as otherwise provided herein, dividends on each share of Series A Preferred
Stock will accrue on a daily basis at the rate of 8% compounded quarterly on each Dividend Reference Date (defined below) per annum of the Liquidation Value thereof plus accumulated and unpaid dividends thereon from and including the date of issuance of such share of Series A Preferred Stock to and including the earlier of
(i) the date on which the Liquidation Value of such share of Series
A Preferred Stock plus any accrued and unpaid dividends thereon is paid upon any liquidation, dissolution or winding up of the
Corporation, (ii) the date on which such share of Series A
Preferred Stock is converted into Common Stock or (iii) the date on which such share of Series A Preferred Stock is redeemed in
accordance with Section 3 hereof.  Such dividends will accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Corporation legally available for the payment of dividends. The date on which the Corporation initially issues any share of Series A Preferred Stock will be deemed to be its "date of issuance" regardless of the number of times transfer of such share of Series A Preferred Stock is made on the stock records maintained by or for the Corporation and regardless of the number of certificates which may be issued to evidence such share of Series A Preferred Stock.

                  1B.      Dividend Reference Dates.  To the extent not paid on
March 31, June 30, September 30 and December 31 of each year (the
"Dividend Reference Dates"), all dividends which have accrued on each share of Series A Preferred Stock outstanding during the three-month period (or other period in the case of the initial
Dividend Reference Date) shall be accumulated and shall remain accumulated dividends with respect to each such share of Series A
Preferred Stock until paid.

                  1C.      Distribution of Partial Dividend Payments.  If at
any time the Corporation pays less than the total amount of
dividends then accrued with respect to Series A Preferred Stock, such payment will be distributed ratably among the holders of
Series A Preferred Stock on the basis of the amount of accrued and unpaid dividends with respect to the shares of Series A Preferred
Stock owned by each such holder.

                  1D.      Preference.  The holders of Series A Preferred Stock
shall be entitled to dividends and distributions in preference and priority to holders of Junior Securities.  The Corporation shall not, without the prior written consent of the holders of not less than a majority of the shares of Series A Preferred Stock then outstanding pay any dividend or distribution (other than dividends payable solely in Junior Securities) on any Junior Securities at any time when accumulated dividends on Series A Preferred Stock have not been paid in full.

         Section 2.                 Liquidation.

                  Upon any liquidation, dissolution or winding up of the Corporation (a "Liquidation"), each holder of Series A Preferred
Stock will be entitled to be paid, before any distribution or payment is made upon any Junior Securities, an amount in cash equal to the aggregate Liquidation Value of all of such holder's shares of Series A Preferred Stock plus all accrued but unpaid dividends thereon. If upon a Liquidation, the Corporation's assets available for distribution to its stockholders after payments on Senior
Securities (as defined herein) are insufficient to permit payment to the holders of Series A Preferred Stock of the aggregate
Liquidation Value of Series A Preferred Stock plus all accrued but unpaid dividends thereon and to the holders of Pari Passu
Securities (as defined herein) the entire preferential amount payable with respect to any Pari Passu Securities, then the entire assets available for distribution will be distributed, pro rata based upon the aggregate liquidation value of the securities held by each holder thereof, among the holders of (i) Series A Preferred
Stock (pro rata based upon the aggregate Liquidation Value of Series A Preferred Stock held by each such holder plus all accrued but unpaid dividends thereon) and (ii) Pari Passu Securities.
After payment in full shall have been made to the holders of Series A Preferred Stock of the aggregate Liquidation Value of
Series A Preferred Stock plus all accrued but unpaid dividends thereon, the holders of the Series A Preferred Stock shall not share in any remaining assets of the Corporation available for distribution. The Corporation will mail written notice of a Liquidation to each record holder of Series A Preferred Stock not less than thirty (30) days prior to the effective date thereof.
Neither the consolidation or merger of the Corporation into or with any other corporation or corporations, nor the sale or transfer by the Corporation of all or any part of its assets, nor the reduction of the capital stock of the Corporation, will be deemed to be a Liquidation within the meaning of this Section 2.

         Section 3.                 Redemptions.

                  3A.      Mandatory Redemption.  On October 12, 2000, the
Corporation shall redeem all (but, subject to Section 3C, not less than all) of Series A Preferred Stock then outstanding in
accordance with this Section 3 at a price per share of Series A
Preferred Stock equal to the Redemption Price (as defined below), which Redemption Price shall be payable in accordance with the
Amortization Schedule attached hereto as Schedule 3A.

                  3B.      Redemption Price.  For each share of Series A
Preferred Stock which is to be redeemed, the Corporation shall be obligated to pay to the holder thereof an amount in immediately available funds (the "Redemption Price") equal to the Liquidation
Value thereof plus all accrued but unpaid dividends thereon in accordance with the Amortization Schedule attached hereto as
Schedule 3A.  The first installment of the Redemption Price shall be paid to each holder of Series A Preferred Stock upon surrender by such holder at the Corporation's principal office of the
certificate representing such share of Series A Preferred Stock.
Unless the Corporation fails to pay the portion of Redemption Price owed to the holder of a share of Series A Preferred Stock upon presentation of the certificate representing such share on or after the date on which such share is to be redeemed, all rights of the holder of such share (other than the right to receive payment of the Redemption Price as set forth herein) shall cease on such date, and such share shall not be deemed to be outstanding thereafter.

                  3C.      Insufficient Funds.  If the funds of the Corporation
legally available for redemption of Series A Preferred Stock are insufficient to redeem the total number of shares of Series A
Preferred Stock to be redeemed, those funds which are legally available will be used to redeem the maximum possible number of shares of Series A Preferred Stock ratably among the holders of such shares to be redeemed based upon the Redemption Price of the
Series A Preferred Stock held by each such holder.  Thereafter,

when additional funds of the Corporation are legally available for the redemption of Series A Preferred Stock, such funds will be used to redeem the balance of the shares of Series A Preferred Stock which the Corporation became obligated to redeem but which it has not redeemed (such redemptions to be made on a monthly basis). In case fewer than the total number of shares of Series A Preferred
Stock represented by any certificate are redeemed in any installment, a new certificate representing the number of unredeemed shares of such Series A Preferred Stock will be issued to the holder promptly without cost to such holder promptly after surrender of the certificate representing the redeemed shares of Series A Preferred Stock.

                  3D.      Redeemed or Otherwise Acquired Shares.  Any shares
of Series A Preferred Stock which are redeemed or otherwise
acquired by the Corporation will be canceled and will not be reissued, sold or otherwise transferred.


         Section 4.                 Voting Rights.

                  (a) Except as otherwise required by law, the Restated
Certificate of Incorporation of the Corporation, as amended, or any certificate of designation, the holders of Series A Preferred Stock will be entitled to vote with the holders of Common Stock on each matter submitted to a vote of the Corporation's stockholders as a single class, with each share of Series A Preferred Stock having a number of votes equal to the number of votes possessed by the number of shares of Common Stock into which such share of Series A
Preferred Stock is convertible as of the record date for the determination of stockholders entitled to vote on such matter and shall be entitled to notice of any stockholders' meeting in accordance with the Bylaws of the Corporation. Fractional votes shall not be permitted and any fractional voting rights resulting from the above formula (after aggregating all shares into which shares of Series A Preferred Stock held by each holder could be converted) shall be rounded to the nearest whole number (with one-half being rounded upward).

                  (b)      So long as at least 300,000 shares of Series A
Preferred Stock are then outstanding and Frontenac VI Limited
Partnership owns not less than a majority of such shares, the holders of Series A Preferred Stock, voting as a single class, shall be entitled to elect one (1) member of the Board of Directors who shall also be a member of the Executive Committee of the Board of Directors (or an equivalent committee, if any) (the "Preferred
Director").  Except as otherwise required by the Restated
Certificate of Incorporation of the Corporation, as amended, or any certificate of designation, the holders of Common Stock and the holders of Preferred Stock, voting as a single class, shall be entitled to elect the remaining members of the Board of Directors.

                  (c)      Notwithstanding any other provision in the Restated
Certificate of Incorporation, as amended, any certificate of designation, or the Bylaws of the Corporation, the Board of Directors shall not at any time consist of more than twelve (12) members without the prior written approval of the Preferred
Director.

         Section 5.  Conversion.

                  5A.      Conversion Procedure.

                        (i) At any time and from time to time, any holder of shares of Series A Preferred Stock may convert all or any portion of such shares (including any fraction of a share) into the number of shares of Common Stock computed by dividing (a) the number of shares of Series A Preferred Stock to be converted times
$4.00 per share, by (b) the Conversion Price (as defined in Section
5B below).

                       (ii) Each conversion of Series A Preferred Stock will be deemed to have been effected as of the close of business on the date on which the certificate or certificates representing
Series A Preferred Stock to be converted have been surrendered at the principal office of the Corporation. At such time as such conversion has been effected, the rights of the holder of such Series A Preferred Stock as such holder will cease and the Person or Persons in whose name or names any certificate or certificates for shares of Common Stock are to be issued upon such conversion will be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby.

                      (iii)         As soon as possible after a conversion has been
effected and in no event later than ten (10) business days after delivery of the certificate representing the shares converted, the
Corporation will deliver to the converting holder:

                                    (a)     a certificate or certificates representing
         the number of shares of Common Stock issuable by reason of such conversion in such name or names and such denomination or denominations as the converting holder has specified;

                                    (b)     the amount payable under Section 5A(vi)
         below with respect to such conversion;

                                    (c)     a certificate representing any shares of
         Series A Preferred Stock which were represented by the
         certificate or certificates delivered to the Corporation in connection with such conversion but which were not converted;
         and

                                    (d)     the amount of accrued but unpaid dividends
         payable under Section 1A(ii) above with respect to each share of Series A Preferred Stock so converted to the extent funds are legally available to pay such dividends.


                       (iv) The issuance of certificates for shares of Common Stock upon conversion of Series A Preferred Stock will be made without charge to the holders of such Series A Preferred Stock for any issuance tax in respect thereof or other cost incurred by the Corporation in connection with such conversion and the related issuance of shares of Common Stock. Upon conversion of any share of Series A Preferred Stock, the Corporation will take all such actions as are necessary in order to insure that the Common Stock issued as a result of such conversion is validly issued, fully paid and nonassessable.

                        (v) The Corporation will not close its books against the transfer of Series A Preferred Stock or of Common Stock issued or issuable upon conversion of Series A Preferred Stock in any manner which interferes with the timely conversion of Series A
Preferred Stock.

                       (vi)         If any fractional interest in a share of Common
Stock would, except for the provisions of this Section 5A(vi), be deliverable upon any conversion of Series A Preferred Stock, the
Corporation, in lieu of delivering the fractional share therefor, shall pay an amount to the holder thereof equal to the market price of such fractional interest as of the date of conversion, as determined in good faith by the Board of Directors of the
Corporation.

                  5B.      Conversion Price.

                  (a) The initial "Conversion Price" will be $4.00 per share. In order to prevent dilution of the conversion rights granted under this subdivision, the Conversion Price will be subject to adjustment from time to time pursuant to this Section
5B; provided, however, that there will be no adjustment of the Conversion Price as a result of (i) issuances or deemed issuances of Common Stock for incentive or compensatory purposes to directors, officers and employees of, and consultants to, the Corporation and its Subsidiaries which are from time to time approved by the Board of Directors, including, without limitation, grants of stock options and the issuance of Common Stock upon the exercise thereof ("Compensatory Stock"), but not exceeding any time prior to October 12, 1996 (or any time thereafter unless approved by the Board of Directors of the Corporation), 3,057,000 shares of Common Stock (net of any repurchases of such shares or options), subject to adjustment for all subdivisions and combinations of Common Stock, (ii) any split, subdivision or combination of Common
Stock into a different number of securities of the same class
(subject to Section 11.5 hereof) ("Split Stock"), (iii) issuances or deemed issuances of Common Stock upon exercise or conversion, as the case may be, of the Series A Warrants or the Series B Warrants
(each as defined in the Stock and Warrant Purchase Agreement) or the Series A Preferred Stock ("Converted Stock"), (iv) issuances or deemed issuances of not more than 55,000 shares of Common Stock to David K. Vanco pursuant to that certain Agreement and Plan of Merger between the Corporation, Vanco Business Management, Inc. and

David K. Vanco, as amended (subject to adjustment for all subdivisions and combinations) ("Vanco Stock") or (v) any distribution, granting or sale of any Purchase Rights in accordance with Section 7 hereof ("Purchase Stock", and together with Compensatory Stock, Split Stock, Converted Stock and Vanco Stock, the "Excluded Stock"). Anything herein to the contrary notwithstanding, no adjustment in the Conversion Price shall be required unless such adjustment, either by itself or with other adjustments not previously made, would require a change of at least
$.10 in such price; provided, however, that any adjustment which by reason of this sentence is not required to be made shall be carried forward and taken into account in any subsequent adjustment.

                  (b) If and whenever, after the date of issuance, the Corporation issues or sells, or in accordance with Section 5C is deemed to have issued or sold, any shares of its Common Stock
(other than Excluded Stock) for a consideration per share less than the Conversion Price in effect immediately prior to the time of such issuance or sale, then forthwith upon such issuance or sale the Conversion Price will be reduced to the conversion price determined by dividing (a) the sum of (1) the product derived by multiplying the Conversion Price in effect immediately prior to such issuance or sale times the number of shares of Common Stock
Deemed Outstanding immediately prior to such issuance or sale, plus
(2) the consideration, if any, received or deemed received by the Corporation upon such issuance or sale, by (b) the number of shares of Common Stock Deemed Outstanding immediately prior to such issuance or sale plus the number of shares of Common Stock issued or deemed to have been issued in such sale pursuant to this Section
5.

                  5C.      Effect on Conversion Prices of Certain Events.

                        (i)         For purposes of determining the adjusted
Conversion Price under Section 5B(ii), the following will be applicable.

                           (a)      Issuance of Rights or Options.  If the
         Corporation in any manner grants, issues or sells any right, warrant or option to subscribe for or to purchase Common Stock or any stock or other securities convertible into or exchangeable for Common Stock (such rights, warrants or options being herein called "Options," and such convertible or exchangeable stock or securities being herein called
         "Convertible Securities") (other than Excluded Stock) and the price per share for which Common Stock is issuable upon the exercise of such Options or upon conversion or exchange of any such Convertible Securities is less than the Conversion Price in effect immediately prior to the time of the granting, issuance or sale of such Options, then the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such Options shall be deemed to be outstanding and to have been issued and sold by the Corporation at the time of the granting of such Options for such price per share.
         For purposes of this Section, the "price per share for which Common Stock is issuable" shall be determined by dividing (A) the total amount, if any, received or receivable by the Corporation as consideration for the granting of such Options, plus the minimum aggregate amount of additional consideration payable to the Corporation upon exercise of all such Options, plus in the case of such Options which relate to Convertible
         Securities, the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the issuance or sale of such Convertible Securities and the conversion or exchange thereof, by (B) the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such Options. No further adjustment of the Conversion Price shall be made when Convertible Securities are actually issued upon the exercise of such Options or when Common Stock is actually issued upon the exercise of such Options or the conversion or exchange of such Convertible Securities.

                           (b)      Issuance of Convertible Securities.  If the
         Corporation in any manner issues or sells any Convertible
         Securities (other than Excluded Stock) and the price per share for which Common Stock is issuable upon conversion or exchange thereof is less than the Conversion Price in effect immediately prior to the time of such issue or sale, then the maximum number of shares of Common Stock issuable upon conversion or exchange of such Convertible Securities shall be deemed to be outstanding and to have been issued and sold by the Corporation at the time of the issuance or sale of such Convertible Securities for such price per share. For the purposes of this Section, the "price per share for which Common Stock is issuable" shall be determined by dividing (A) the total amount received or receivable by the Corporation as consideration for the issue or sale of such Convertible
         Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the conversion or exchange thereof, by (B) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities. No further adjustment of the Conversion Price shall be made when Common
         Stock is actually issued upon the conversion or exchange of such Convertible Securities, and if any such issue or sale of such Convertible Securities is made upon exercise of any Options for which adjustments of the Conversion Price had been or are to be made pursuant to other provisions of this Section
         5, no further adjustment of the Conversion Price shall be made by reason of such issue or sale.

                           (c) Change in Option Price or Conversion Rate. If the purchase price provided for in any Option, the additional consideration (if any) payable upon the issue, conversion or exchange of any Convertible Security, or the rate at which any Convertible Security is convertible into or exchangeable for Common Stock change at any time, and such change is not due solely to the operation of anti-dilution provisions similar in nature to those set forth in this Section 5, the Conversion
         Price in effect at the time of such change shall be readjusted to the Conversion Price which would have been in effect at such time had such Option or Convertible Security originally provided for such changed purchase price, additional consideration or changed conversion rate, as the case may be, at the time initially granted, issued or sold.

                           (d)      Treatment of Expired Options and Unexercised
         Convertible Securities. Upon the expiration of any Option or the termination of any right to convert or exchange any Convertible Security without the exercise of any such Option or right, the Conversion Price then in effect hereunder will be adjusted to the Conversion Price which would have been in effect at the time of such expiration or termination had such Option or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued.

                           (e)      Calculation of Consideration Received.  If any
         Common Stock, Option or Convertible Security is issued or sold or deemed to have been issued or sold for cash, the consideration received therefor will be deemed to be the gross amount received by the Corporation therefor. If any Common
         Stock, Options or Convertible Securities are issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Corporation will be the fair value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Corporation will be the Market Price thereof as of the date of receipt. If any Common
         Stock, Option or Convertible Security is issued in connection with any merger in which the Corporation is the surviving corporation, the amount of consideration therefor will be deemed to be the fair value of such portion of the net assets and business of the non-surviving corporation as is attributable to such Common Stock, Options or Convertible
         Securities, as the case may be. The fair value of any consideration other than cash and securities will be determined jointly by the Corporation and the holders of a majority of the outstanding Series A Preferred Stock. If such parties are unable to reach agreement within ten (10) days after the occurrence of an event requiring valuation (the
         "Valuation Event"), the fair value of such consideration will be determined by an independent appraiser jointly selected by the Corporation and the holders of a majority of the outstanding Series A Preferred Stock; provided if such parties are unable to reach agreement upon the selection of an independent appraiser within fifteen (15) days after the Valuation Event, within twenty-five (25) days after the

         Valuation Event, the Corporation and the holders of a majority of Series A Preferred Stock then outstanding will each choose a qualified independent appraiser reasonably acceptable to the other party and each such appraiser will deliver in writing its determination of the fair value of such consideration. If the difference between the two appraisals is 10% or less of the lower amount, the fair value will be the average of such two appraisals. If the difference between the two appraisals is greater than 10% of the lower amount, the two appraisers will, within thirty-five (35) days after the Valuation Event, jointly choose a third qualified independent appraiser.
         Within forty-five (45) days after the Valuation Event, the third appraiser will deliver its determination of fair value and the final determination of the fair value of such consideration will be equal to the average of the two (2) appraisals which are nearest to each other. The expenses of the appraisers will be paid one-half by the Corporation and one-half by the holders of Series A Preferred Stock (pro rata based on the number of shares of Series A Preferred Stock held).

                           (f)      Integrated Transactions.  In case any Option is
         issued in connection with the issue or sale of other
         securities of the Corporation, together comprising one
         integrated transaction in which no specific consideration is allocated to such Option by the parties thereto, the Option will be deemed to have been issued for a consideration of
         $.01.

                           (g) Treasury Shares. The number of shares of Common Stock outstanding at any given time does not include shares owned or held by or for the account of the Corporation or any Subsidiary, and the disposition of any shares so owned or held will be considered an issue or sale of Common Stock.

                           (h)      Record Date.  If the Corporation takes a record
         of the holders of Common Stock for the purpose of entitling them (i) to receive a dividend or other distribution payable in Common Stock, Options or Convertible Securities or (ii) to
         subscribe for or purchase Common Stock, Options or Convertible
         Securities, then such record date will be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such
         dividend or upon the making of such other distribution or the date of the granting of such right of subscription or
         purchase, as the case may be.

                  5D.  Subdivision or Combination of Common Stock.  If the
Corporation at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced, and if the Corporation at any time combines (by combination, reverse stock split or otherwise) its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

                  5E.      Reorganization, Reclassification, Consolidation,
Merger or Sale.  Any capital reorganization, reclassification, consolidation, merger, exchange of shares or sale or transfer or more than 80% of the Corporation's assets to another Person which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common
Stock is referred to herein as a "Corporate Change."  Prior to the consummation of any Corporate Change, the Corporation will make appropriate provisions (in form and substance reasonably
satisfactory to the holders of a majority of Series A Preferred
Stock then outstanding) to insure that each of the holders of
Series A Preferred Stock will thereafter have the right to acquire and receive, in lieu of or (if additional consideration is
received) in addition to the shares of Common Stock immediate theretofore acquirable and receivable upon the conversion of such holder's Series A Preferred Stock, such shares of stock, securities or assets as such holder would have received in connection with such Corporate Change if such holder had converted its Series A
Preferred Stock immediately prior to such Corporate Change.  In any such case, the Corporation will make appropriate provisions (in form and substance reasonably satisfactory to the holders of a majority of Series A Preferred Stock then outstanding) to insure that the provisions of this Section 5 and Sections 6 and 7 will thereafter be applicable to Series A Preferred Stock (including, without limitation, in the case of any such consolidation, merger or sale in which the successor corporation or purchasing
corporation is other than the Corporation, an immediate adjustment of the Conversion Price to the value for the Common Stock reflected by the terms of such consolidation, merger or sale).  The
Corporation will not effect any such consolidation, merger or sale, unless prior to the consummation thereof, the successor corporation
(if other than the Corporation) resulting from such consolidation or merger or the corporation purchasing such assets assumes by written instrument (in form and substance reasonably satisfactory to the holders of a majority of Series A Preferred Stock then outstanding), the obligation to deliver to each such holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to acquire.

                  5F.      Certain Events.  If any event occurs of the type
contemplated by the provisions of this Section 5 but not expressly provided for by such provisions, then the Board of Directors will make an appropriate adjustment in each Conversion Price so as to protect the rights of the holders of Series A Preferred Stock.

                  5G.      Notices.

                        (i)         Immediately upon any adjustment of the
Conversion Price of any class of Series A Preferred Stock, the

Corporation will give written notice thereof to all holders of such class of Series A Preferred Stock.

                       (ii)         The Corporation will give written notice to all
holders of Series A Preferred Stock at least twenty (20) days prior to the date on which the Corporation closes its books or takes a record (a) with respect to any dividend or distribution upon Common
Stock, (b) with respect to any pro rata subscription offer to holders of Common Stock or (c) for determining rights to vote with respect to any Corporate Change, dissolution or liquidation.

                      (iii) The Corporation will also give written notice to the holders of Series A Preferred Stock at least twenty (20) days prior to the date on which any Corporate Change will take place.

                  5H.      Mandatory Conversion.  (a) The Corporation may
require the conversion of all of the outstanding Series A Preferred
Stock at any time after a Triggering Event.  A "Triggering Event"
shall be deemed to have occurred on any date after October 12, 1997
(a "Determination Date") if, as of the Determination Date, the sum
of (a) the product of (x) the Market Price of a share of the Common
Stock as of the Determination Date, and (y) the number of shares of
Common Stock (including for purposes of this calculation fractional shares) that is then issuable upon conversion of one (1) share of
Series A Preferred Stock, plus (b) the amount of all dividends
(whether in the form of cash, securities or other properties) that accrued (whether paid or unpaid) on each share of Class A Preferred
Stock from October 12, 1995 to and including the Determination
Date, plus (c) fifty percent (50%) of the product of (I) the difference between (x) the Market Price of a share of Common Stock as of the Determination Date and (y) the Exercise Price per share of Common Stock of the Series B Warrants (as defined in the Stock and Warrant Purchase Agreement) (the "Series B Warrants") in effect on the Determination Date (or, if no Series B Warrants are then outstanding, the Exercise Price per share of Common Stock that would then be in effect on the Determination Date with respect to the Series B Warrants had the Series B Warrants remained
outstanding through the Determination Date), (II) .132, and (III)
a fraction, the numerator of which is the aggregate number of shares of Common Stock (including for purposes of this calculation fractional shares) that would be issuable on the Determination Date upon exercise of all of the Series B Warrants issued pursuant to the Stock and Warrant Purchase Agreement had all such Series B
Warrants remained outstanding through the Determination Date without being exercised, in whole or in part, on or prior to the
Determination Date, and the denominator of which is 198,000, equals or exceeds $11.00 (the "Trigger Price"); provided, such Trigger
Price shall be proportionately decreased in the event of a split or subdivision, or proportionately increased in the event of a
combination, of the Common Stock into a different number of
securities of the same class.


                  Any such mandatory conversion shall be effected at the time of and subject to the occurrence of such a Triggering Event and upon the giving notice of such mandatory conversion to all holders of Series A Preferred Stock without any further action by the holders of such shares or the Corporation. Upon any such conversion subsequent to a Triggering Event, shares of Common Stock issued upon such conversion shall be registered with the Securities
Exchange Commission in the manner prescribed, and subject to the terms and conditions of, that certain Registration Rights Agreement dated as of October 12, 1995 among the Corporation and the investors named therein.

                  (b)      Upon the conversion of all of the shares of Series
A Preferred Stock initially issued to Frontenac VI Limited
Partnership, all of the remaining shares of Series A Preferred
Stock then outstanding shall be automatically converted into shares of Common Stock at the Conversion Price then in effect, without any further action by the holders of such shares or the Corporation.

                  (c)      Upon any such conversion pursuant to this Section or
Section 3C, the rights of each holder of such Series A Preferred
Stock as such holder shall cease and the Person or Persons in whose name or names any certificate or certificates for shares of Series
A Preferred Stock shall be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby. Promptly following delivery of written notice from the Corporation to each holder of Series A Preferred Stock that such a conversion has occurred, each such holder shall deliver certificates representing the shares of Series A Preferred Stock held by such holder to the Corporation for cancellation.

         Section 6.                 Liquidating Dividends.

                  If the Corporation pays a dividend upon the Common Stock payable otherwise than in cash out of earnings or earned surplus
(in accordance with generally accepted accounting principles, consistently applied) except for a stock dividend payable in shares of Common Stock or a stock split (a "Liquidating Dividend"), then the Corporation shall pay to the holders of Series A Preferred
Stock at the time of payment thereof the Liquidating Dividends which would have been paid on such Common Stock had such Series A
Preferred Stock been converted into Common Stock immediately prior to the date on which a record is taken for such Liquidating
Dividend, or, if no record is taken, the date as of which the record holders of Common Stock entitled to such dividends are to be determined.

         Section 7.                 Purchase Rights.

                  If at any time the Corporation distributes, grants or sells any Options, Convertible Securities or rights to stock, warrants, securities or other property to all record holders of any class of Common Stock (the "Purchase Rights"), then each holder of Series A Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase
Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon conversion of such holder's Series A Preferred Stock immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the distribution, issue or sale of such Purchase
Rights.


         Section 8.                 Registration of Transfer.

                  The Corporation will keep at its principal office a register for the registration of Series A Preferred Stock. Upon the surrender of any certificate representing Series A Preferred
Stock at such place, the Corporation will, at the request of the record holder of such certificate, execute and deliver (at the Corporation's expense) a new certificate or certificates in exchange therefor representing in the aggregate the number of shares of Series A Preferred Stock represented by the surrendered certificate. Each such new certificate will be registered in such name and will represent such number of shares of Series A Preferred
Stock as is requested by the holder of the surrendered certificate and will be substantially identical in form to the surrendered certificate; provided, however, that any transfer shall be subject to any applicable restrictions on the transfer of such shares and the payment of any applicable transfer taxes, if any, by the holder thereof.




         Section 9.                 Replacement.

                  Upon receipt of evidence reasonably satisfactory to the Corporation (an affidavit of the registered holder will be satisfactory) of the ownership and the loss, theft, destruction or mutilation of any certificate evidencing shares of Series A
Preferred Stock, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Corporation, or, in the case of any such mutilation, upon surrender of such certificate, the Corporation will (at its expense) execute and deliver in lieu of such certificate a new certificate of like kind representing the number of shares of Series A Preferred Stock represented by such lost, stolen, destroyed or mutilated certificate and dated the date of such lost, stolen, destroyed or mutilated certificate.

         Section 10.  Definitions.

                  "Common Stock Deemed Outstanding" means, at any given time, the number of shares of Common Stock actually outstanding at such time, plus, the number of shares of Common Stock issuable upon the exercise, conversion or exchange of all Options or Convertible
Securities then outstanding, whether or not they are actually exercisable, convertible or exchangeable at such time (including, without limitation, the Series A Preferred Stock).

                  "Junior Securities" means the Corporation's equity securities other than Series A Preferred Stock, Senior Securities or Pari Passu Securities.

                  "Liquidation Value" means $4.00 per share.

                  "Market Price" of any security means the average of the closing prices of such security's sales on all securities exchanges on which such security may at the time be listed, or, if there has been no sales on any such exchange on any day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if on any day such security is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ System as of 4:00 P.M., New York time, or, if on any day such security is not quoted in the NASDAQ System, the average of the highest bid and lowest asked prices on such day in the domestic over-the-counter market as reported by the National Quotation
Bureau, Incorporated, or any similar successor organization, in each such case averaged over a period of ten (10) days consisting of the day as of which "Market Price" is being determined and the nine (9) consecutive business days prior to such day. If at any time such security is not listed on any securities exchange or quoted in the NASDAQ System or the over-the-counter market, the "Market Price" will be the fair value thereof determined jointly by the Corporation and the holders of a majority of Series A Preferred
Stock. If such parties are unable to reach agreement within a reasonable period of time, such fair value will be determined by an independent appraiser jointly selected by the Corporation and the holders of a majority of Series A Preferred Stock. The expenses of the appraisers will be paid one-half by the Corporation and one-half by the holders of the Series A Preferred Stock (pro rata based on the number of shares of Common Stock which would be issuable upon conversion by the holders of the Series A Preferred Stock).

                  "Pari Passu Securities" means any securities of the Corporation that rank on a parity with the Series A Preferred Stock with respect to dividends or upon a Liquidation.

                  "Person" means an individual, a partnership, a Corporation, an association, a joint stock company, a joint venture, an unincorporated organization or a governmental entity or any department, agency or political subdivision thereof.

                  "Senior Securities" means any securities of the Corporation that rank senior to the Series A Preferred Stock with respect to dividends or upon a Liquidation.

                  "Stock and Warrant Purchase Agreement" means that certain
Series A Convertible Stock and Warrant Purchase Agreement, dated as of July 18, 1995, by and among the Corporation and the purchasers named on Schedule 1 thereto.

                  "Subsidiary" means any Corporation of which the shares of stock having a majority of the general voting power in electing the board of directors are, at the time as of which any determination is being made, owned by the Corporation either directly or indirectly through Subsidiaries.

         Section 11.                Amendment and Waiver.

                  No amendment, modification or waiver will be binding or effective with respect to any provision of this Part 2 without the prior written consent of the holders of not less than a majority of the shares of Series A Preferred Stock outstanding at the time such action is taken. No change in the terms hereof may be accomplished by merger or consolidation of the Corporation with another
Corporation unless the Corporation has obtained the prior affirmative vote or written consent of the holders of not less than a majority of the shares of Series A Preferred Stock then outstanding.

         Section 12.                Notices.

                  Except as otherwise expressly provided, all notices referred to herein shall be in writing and shall be delivered by via overnight courier, return receipt requested, postage prepaid and shall be deemed to have been delivered when so mailed (i) to the Corporation, at its principal executive offices and (ii) to any stockholder, at such holder's address as it appears in the stock records of the Corporation (unless otherwise indicated in writing by any such holder).


                  IN WITNESS WHEREOF, US SERVIS, INC. (f/k/a MICRO
Healthsystems, Inc.) has caused this Certificate of Designation to be duly executed this 10th day of October, 1995.



                                            US SERVIS, INC. (f/k/a MICRO
Healthsystems, Inc.)



                                                     By:
                                                     Its:

                                                    Schedule 3A


                                               Amortization Schedule


Amount of Redemption Price                                                              Payment Date

             16.67%                                                                     October 12, 2000
             16.67%                                                                     April 12, 2001
             16.67%                                                                     October 12, 2001
             16.67%                                                                     April 12, 2002
             16.67%                                                                     October 12, 2002
             16.67%                                                                     April 12, 2003


                                  44

                                 FIRST AMENDMENT

                                       to

                      SERIES A CONVERTIBLE PREFERRED STOCK

                                       AND

                           WARRANT PURCHASE AGREEMENT

                                      AMONG

                            MICRO HEALTHSYSTEMS, INC.

                                       and

                          THE PURCHASERS DEFINED HEREIN



                            Dated as of July 31, 1995





                                 FIRST AMENDMENT
                             TO SERIES A CONVERTIBLE
                               PREFERRED STOCK AND
                           WARRANT PURCHASE AGREEMENT


         THIS  FIRST   AMENDMENT,   dated  as  of  July  31,  1995  (the  "First
Amendment"),  is  entered  into  among  MICRO  HEALTHSYSTEMS,  INC.,  a Delaware corporation  (the  "Company"),  and the Purchasers (the  "Purchasers")  named on
Schedule 1 to the Purchase  Agreement (as defined below) that execute this First
Amendment.

                                    RECITALS:

         A. The Company and the Purchasers have entered into that certain Series A Convertible Preferred Stock and Warrant Purchase
Agreement dated as of July 18, 1995 (the "Purchase Agreement").
Terms used herein and not otherwise defined shall have the same meanings as specified in the Purchase Agreement.

         B. The Company and certain or all of the Purchasers wish to amend the Purchase Agreement in the manner set forth herein.

                  Therefore, the parties hereto agree as follows:

         SECTION 1.                 AMENDMENT TO THE PURCHASE AGREEMENT.

                  1.1.  Section 9.12.                Section 9.12 of the Purchase
Agreement is hereby amended by deleting the reference to "September
15, 1995" and inserting "October 15, 1995" in lieu thereof.

         SECTION 2. WARRANTIES. To induce the Purchasers to enter into this First Amendment, the Company warrants that:

                  2.1. Authorization. The Company is duly authorized to execute and deliver this First Amendment and is duly authorized to perform its obligations under the Purchase Agreement, as amended hereby.

                  2.2. Validity and Binding Effect. The Purchase Agreement, as amended hereby, is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency or other similar laws of general application affecting the enforcement of creditors' rights or by general principles of equity limiting the availability of equitable remedies.

         SECTION 3.                 GENERAL.

                  3.1  Expenses.  Notwithstanding  Section  9.11 of the Purchase
Agreement, the Company agrees to pay upon demand all reasonable expenses of Frontenac VI Limited Partnership ("Frontenac"), including reasonable fees of attorneys incurred by




Frontenac in connection with the preparation, negotiation and execution of this First Amendment, and any document required to be furnished herewith.

                  3.2. Law. This First Amendment shall be governed by and construed and enforced under the internal laws of the State of Illinois without further reference to the principals of the conflicts of laws thereof.

                  3.3. Successors. This First Amendment shall be binding upon the Company and the Purchasers and their respective successors and assigns, and shall inure to the benefit of the successors and assigns of the Company and the Purchasers.

                  3.4. Confirmation of the Purchase Agreement. Except as amended hereby, the Purchase Agreement shall remain in full force and effect and is hereby ratified and confirmed in all respects.

                  3.5. References to the Purchase Agreement. Each reference in the Purchase Agreement to "this Agreement," "hereunder," or words of like import, and each reference to the Purchase Agreement in any and all instruments or documents provided for in the Purchase Agreement or delivered or to be delivered thereunder or in connection therewith, shall, except where the context otherwise requires, be deemed a reference to the Purchase Agreement as amended hereby.

                  3.6 Effectiveness. This First Amendment shall be effective upon execution by the Company and Purchasers obligated to purchase a majority of the Series A Preferred Stock.

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to be executed at Chicago, Illinois by their respective officers thereunto duly authorized as of the date first written above.

                                                     MICRO HEALTHSYSTEMS, INC.


                                       By:
                                      Name:
                                     Title:






                                                     FRONTENAC VI LIMITED PARTNERSHIP


                                                     By:    Frontenac Company
                                                     Its:    General Partner

                                       By:

                                                     Name:   James E. Cowie
                                                     Its:      General Partner



                                                     ROBERT E. KING INCOME TRUST


                                       By:

                                                           David A. Hutchison, as Trustee
                                     of the
                                                           Robert E. King Income Trust,
                                                           dated December 18, 1986


                                                     MORGAN HOLLAND FUND II, L.P.


                                       By:

                                                     Name:    James F. Morgan,
                                                                  a General Partner




























                                SECOND AMENDMENT

                                       to

                      SERIES A CONVERTIBLE PREFERRED STOCK

                                       AND

                           WARRANT PURCHASE AGREEMENT

                                      AMONG

                            MICRO HEALTHSYSTEMS, INC.

                                       and

                         THE PURCHASERS SIGNATORY HERETO



                          Dated as of October 10, 1995






                                SECOND AMENDMENT
                             TO SERIES A CONVERTIBLE
                               PREFERRED STOCK AND
                           WARRANT PURCHASE AGREEMENT


         THIS  SECOND  AMENDMENT,  dated as of  October  10,  1995 (the  "Second
Amendment"), is entered into among MICRO HEALTHSYSTEMS, INC., a Delaware corporation (the "Company"), and the Purchasers (the "Purchasers") named on
Schedule 1 to the Purchase Agreement (as defined below) which are signatory to this Second Amendment.

                                    RECITALS:

         A. The Company and the Purchasers have entered into that certain Series
A Convertible  Preferred Stock and Warrant  Purchase  Agreement dated as of July
18, 1995, as amended by that certain First  Amendment  dated as of July 31, 1995
(as amended, restated, supplemented or otherwise modified from time to time, the "Purchase Agreement"). Terms used herein and not otherwise defined shall have the same meanings as specified in the Purchase Agreement.

         B. The Company and certain or all of the Purchasers wish to amend the Purchase Agreement in the manner set forth herein.

                  Therefore, the parties hereto agree as follows:

         SECTION 1.                 AMENDMENTS TO THE PURCHASE AGREEMENT.

                  1.1. Exhibit A-2. Exhibit A-2 to the Purchase Agreement is hereby amended by deleting it in its entirety and inserting in lieu thereof a new Exhibit A-2 in the form of Annex A attached hereto.

                  1.2. Exhibit B. Exhibit B to the Purchase Agreement is hereby amended by deleting it in its entirety and inserting in lieu thereof a new
Exhibit B in the form of Annex B attached hereto.

                  1.3 Exhibit Dates. Each reference to "August ___," in Exhibits
A-1, C and D to the Purchase Agreement is hereby deleted in its entirety and a reference to "October ___," is hereby inserted in lieu thereof.

                  1.4 Sections 6.1 and 7.1. Sections 6.1 and 7.1 of the Purchase
Agreement are hereby amended by deleting each in its entirety and inserting in lieu thereof the following:

                           "Stockholder Approval.  The issuance and
                  sale of the Securities shall have been duly authorized and approved by the stockholders of the Company."

                  1.5 Change of Name. If the name of the Company is changed to US SerVis, Inc. prior to the Closing, each reference to "MICRO Healthsystems, Inc." in the Purchase Agreement and each
Exhibit attached thereto is hereby deleted in its entirety and a reference to "US SerVis, Inc. (f/k/a MICRO Healthsystems, Inc.)" is hereby inserted in lieu thereof.

                  1.6 Section 9.12. Section 9.12 of the Purchase Agreement is hereby amended by deleting the reference to "October 15, 1995" therein and inserting "October 31, 1995" in lieu thereof.

         SECTION 2. WARRANTIES. To induce the Purchasers to enter into this Second Amendment, the Company warrants that:

                  2.1. Authorization. The Company is duly authorized to execute and deliver this Second Amendment and is duly authorized to perform its obligations under the Purchase Agreement, as amended hereby.

                  2.2. Validity and Binding Effect. The Purchase Agreement, as amended hereby, is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency or other similar laws of general application affecting the enforcement of creditors' rights or by general principles of equity limiting the availability of equitable remedies.

         SECTION 3.                 GENERAL.

                  3.1 Expenses.  Subject to the limitations set forth in Section
9.11 of the Purchase Agreement, the Company agrees to pay upon demand all reasonable expenses of Frontenac VI Limited Partnership ("Frontenac"), including reasonable fees of attorneys incurred by Frontenac in connection with the preparation, negotiation and execution of this Second Amendment, and any document required to be furnished herewith.

                  3.2. Law. This Second Amendment shall be governed by and construed and enforced under the internal laws of the State of Illinois without further reference to the principals of the conflicts of laws thereof.

                  3.3. Successors. This Second Amendment shall be binding upon the Company and the Purchasers and their respective successors and assigns, and shall inure to the benefit of the successors and assigns of the Company and the Purchasers.

                  3.4. Confirmation of the Purchase Agreement. Except as amended hereby, the Purchase Agreement shall remain in full force and effect and is hereby ratified and confirmed in all respects.

                  3.5. References to the Purchase Agreement. Each reference in the Purchase Agreement to "this Agreement," "hereunder," or words of like import, and each reference to the Purchase Agreement in any and all instruments or documents provided for in the Purchase Agreement or delivered or to be delivered thereunder or in connection therewith, shall, except where the context otherwise requires, be deemed a reference to the Purchase Agreement as amended hereby.





                  3.6 Effectiveness. This Second Amendment shall be effective upon execution by the Company and the Purchasers obligated to purchase a majority of the Series A Preferred Stock pursuant to the Purchase Agreement.





         IN  WITNESS  WHEREOF,  the  parties  hereto  have  caused  this  Second
Amendment to be executed at Chicago, Illinois by their respective officers thereunto duly authorized as of the date first written above.

                                                     MICRO HEALTHSYSTEMS, INC.


                                       By:
                                      Name:
                                     Title:



                                                     FRONTENAC VI LIMITED PARTNERSHIP


                                                     By:    Frontenac Company
                                                     Its:    General Partner

                                       By:

                                                     Name:   James E. Cowie
                                                     Its:      General Partner



                                                     ROBERT E. KING INCOME TRUST


                                       By:

                                                           David A. Hutchison, as Trustee
                                     of the
                                                           Robert E. King Income Trust,
                                                           dated December 18, 1986


                                                     MORGAN HOLLAND FUND II, L.P.


                                       By:

                                                     Name:    James F. Morgan,
                                                                  a General Partner








                           ANNEX A TO SECOND AMENDMENT

                                   Exhibit A-2

                            MICRO HEALTHSYSTEMS, INC.

                       CERTIFICATE OF DESIGNATION RELATING
                         TO         THE  SERIES A  CONVERTIBLE  PREFERRED  STOCK
                                    WITH A PAR  VALUE OF $.01 PER SHARE OF MICRO
                                    HEALTHSYSTEMS, INC.




                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware






         MICRO Healthsystems, Inc., a Delaware corporation (the "Corporation), hereby certifies that pursuant to the authority contained in Article Fourth of the Corporation's Amended and Restated Certificate of Incorporation (the
"Restated Certificate of Incorporation"), and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the following resolution was duly adopted by the Board of Directors of the Corporation, creating a series of its Preferred Stock designated as "Series A
Convertible Preferred Stock":

         RESOLVED, that there is hereby created a series of the Preferred Stock of the Corporation designated Series A Convertible Preferred Stock, par value
$.01 per share (the "Series A Preferred Stock"), consisting of 1,500,000 shares and having the voting powers, preferences and relative, participating, optional, conversion and other special rights, and the qualifications, limitations or restrictions, hereinafter set forth:

         Section 1.  Dividends.

                  1A.   General   Obligation.   When  and  as  declared  by  the
Corporation's  Board of Directors and to the extent  permitted under the General
Corporation Law of Delaware,  the Corporation will pay  preferential  cumulative dividends to the holders of Series A Preferred Stock as provided in this Section
1. Except as  otherwise  provided  herein,  dividends  on each share of Series A
Preferred  Stock  will  accrue  on a daily  basis at the  rate of 8%  compounded quarterly  on each  Dividend  Reference  Date  (defined  below) per annum of the
Liquidation Value thereof plus accumulated and unpaid dividends thereon from and including the date of issuance of such share of Series A Preferred  Stock to and including  the  earlier of (i) the date on which the  Liquidation  Value of such share of Series A Preferred Stock plus any accrued and unpaid dividends  thereon is paid upon any liquidation, dissolution or winding up of the Corporation, (ii)
the date on which  such  share of Series A  Preferred  Stock is  converted  into
Common Stock or (iii) the date on




which such share of Series A  Preferred  Stock is redeemed  in  accordance  with
Section 3 hereof.  Such  dividends  will  accrue  whether  or not they have been declared  and  whether or not there are  profits,  surplus or other funds of the
Corporation  legally  available for the payment of dividends.  The date on which the Corporation  initially  issues any share of Series A Preferred Stock will be deemed to be its "date of issuance"  regardless of the number of times  transfer of such  share  of  Series  A  Preferred  Stock  is made  on the  stock  records
maintained  by  or  for  the   Corporation  and  regardless  of  the  number  of
certificates  which may be issued to  evidence  such share of Series A Preferred
Stock.

                  1B. Dividend  Reference Dates. To the extent not paid on March
31, June 30, September 30 and December 31 of each year (the "Dividend  Reference
Dates"),  all  dividends  which have accrued on each share of Series A Preferred
Stock outstanding during the three-month period (or other period in the case of the initial Dividend Reference Date) shall be accumulated and shall remain accumulated dividends with respect to each such share of Series A Preferred
Stock until paid.

                  1C. Distribution of Partial Dividend Payments. If at any time the Corporation pays less than the total amount of dividends then accrued with respect to Series A Preferred Stock, such payment will be distributed ratably among the holders of Series A Preferred Stock on the basis of the amount of accrued and unpaid dividends with respect to the shares of Series A Preferred
Stock owned by each such holder.

                  1D. Preference. The holders of Series A Preferred Stock shall be entitled to dividends and distributions in preference and priority to holders of Junior Securities. The Corporation shall not, without the prior written consent of the holders of not less than a majority of the shares of Series A
Preferred Stock then outstanding pay any dividend or distribution (other than dividends payable solely in Junior Securities) on any Junior Securities at any time when accumulated dividends on Series A Preferred Stock have not been paid in full.

         Section 2.                 Liquidation.

                  Upon any liquidation, dissolution or winding up of the Corporation (a "Liquidation"), each holder of Series A Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any Junior
Securities, an amount in cash equal to the aggregate Liquidation Value of all of such holder's shares of Series A Preferred Stock plus all accrued but unpaid dividends thereon. If upon a Liquidation, the Corporation's assets available for distribution to its stockholders after payments on Senior Securities (as defined herein) are insufficient to permit payment to the holders of Series A Preferred
Stock of the aggregate Liquidation Value of Series A Preferred Stock plus all accrued but unpaid dividends thereon and to the holders of Pari Passu Securities
(as defined herein) the entire preferential amount payable with respect to any Pari Passu Securities, then the entire assets available for distribution will be distributed, pro rata based upon the aggregate liquidation value of the securities held by each holder thereof, among the holders of (i) Series A Preferred Stock (pro rata based upon the aggregate Liquidation Value of Series A Preferred Stock held by each such holder plus all accrued but unpaid dividends thereon) and (ii) Pari
Passu Securities. After payment in full shall have been made to the holders of Series A Preferred Stock of the aggregate Liquidation Value of Series A
Preferred Stock plus all accrued but unpaid dividends thereon, the holders of the Series A Preferred Stock shall not share in any remaining assets of the Corporation available for distribution. The Corporation will mail written notice of a Liquidation to each record holder of Series A Preferred Stock not less than thirty (30) days prior to the effective date thereof. Neither the consolidation or merger of the Corporation into or with any other corporation or corporations, nor the sale or transfer by the Corporation of all or any part of its assets, nor the reduction of the capital stock of the Corporation, will be deemed to be a Liquidation within the meaning of this Section 2.

         Section 3.                 Redemptions.

                  3A.   Mandatory   Redemption.   On  October  ___,   2000,  the
Corporation shall redeem all (but,  subject to Section 3C, not less than all) of
Series A Preferred Stock then outstanding in accordance with this Section 3 at a price per share of Series A Preferred  Stock equal to the  Redemption  Price (as defined below),  which  Redemption Price shall be payable in accordance with the
Amortization Schedule attached hereto as Schedule 3A.

                  3B.  Redemption  Price.  For each share of Series A  Preferred
Stock which is to be redeemed, the Corporation shall be obligated to pay to the holder thereof an amount in immediately available funds (the "Redemption Price") equal to the Liquidation Value thereof plus all accrued but unpaid dividends thereon in accordance with the Amortization Schedule attached hereto as Schedule
3A. The first installment of the Redemption Price shall be paid to each holder of Series A Preferred Stock upon surrender by such holder at the Corporation's principal office of the certificate representing such share of Series A
Preferred Stock.  Unless the Corporation  fails to pay the portion of Redemption
Price owed to the holder of a share of Series A Preferred Stock upon presentation of the certificate representing such share on or after the date on which such share is to be redeemed, all rights of the holder of such share
(other than the right to receive payment of the Redemption Price as set forth herein) shall cease on such date, and such share shall not be deemed to be outstanding thereafter.

                  3C. Insufficient Funds. If the funds of the Corporation legally available for redemption of Series A Preferred Stock are insufficient to redeem the total number of shares of Series A Preferred Stock to be redeemed, those funds which are legally available will be used to redeem the maximum possible number of shares of Series A Preferred Stock ratably among the holders of such shares to be redeemed based upon the Redemption Price of the Series A
Preferred Stock held by each such holder. Thereafter, when additional funds of the Corporation are legally available for the redemption of Series A Preferred
Stock,  such funds will be used to redeem the  balance of the shares of Series A
Preferred Stock




which the Corporation  became  obligated to redeem but which it has not redeemed
(such redemptions to be made on a monthly basis). In case fewer than the total number of shares of Series A Preferred Stock represented by any certificate are redeemed in any installment, a new certificate representing the number of unredeemed shares of such Series A Preferred Stock will be issued to the holder promptly without cost to such holder promptly after surrender of the certificate representing the redeemed shares of Series A Preferred Stock.

                  3D.      Redeemed or Otherwise Acquired Shares.  Any shares
of Series A Preferred Stock which are redeemed or otherwise
acquired by the Corporation will be canceled and will not be reissued, sold or otherwise transferred.

         Section 4.                 Voting Rights.

                  (a)  Except  as  otherwise   required  by  law,  the  Restated
Certificate of Incorporation of the Corporation,  as amended, or any certificate of designation, the holders of Series A Preferred Stock will be entitled to vote with the  holders  of Common  Stock on each  matter  submitted  to a vote of the
Corporation's  stockholders  as a single  class,  with  each  share of  Series A
Preferred  Stock having a number of votes equal to the number of votes possessed by the  number of  shares of Common  Stock  into  which  such  share of Series A
Preferred  Stock is convertible as of the record date for the  determination  of stockholders  entitled to vote on such matter and shall be entitled to notice of any  stockholders'  meeting in  accordance  with the Bylaws of the  Corporation.
Fractional  votes  shall  not be  permitted  and any  fractional  voting  rights resulting from the above formula (after aggregating all shares into which shares of Series A Preferred  Stock held by each holder  could be  converted)  shall be rounded to the nearest whole number (with one-half being rounded upward).

                  (b) So long as at least  300,000  shares of Series A Preferred
Stock are then outstanding and Frontenac VI Limited Partnership owns not less than a majority of such shares, the holders of Series A Preferred Stock, voting as a single class, shall be entitled to elect one (1) member of the Board of Directors who shall also be a member of the Executive Committee of the Board of Directors (or an equivalent committee, if any) (the "Preferred Director").
Except as otherwise required by the Restated Certificate of Incorporation of the Corporation, as amended, or any certificate of designation, the holders of Common Stock and the holders of Preferred Stock, voting as a single class, shall be entitled to elect the remaining members of the Board of Directors.

                  (c)  Notwithstanding  any  other  provision  in  the  Restated
Certificate of Incorporation, as amended, any certificate of designation, or the Bylaws of the Corporation, the Board of Directors shall not at any time consist of more than twelve (12) members without the prior written approval of the Preferred Director.





         Section 5.  Conversion.

                  5A.      Conversion Procedure.

                        (i) At any time and from time to time, any holder of shares of Series A Preferred Stock may convert all or any portion of such shares (including any fraction of a share) into the number of shares of Common
Stock computed by dividing (a) the number of shares of Series A Preferred Stock to be converted times $4.00 per share, by (b) the Conversion Price (as defined in Section 5B below).

                       (ii) Each conversion of Series A Preferred Stock will be deemed to have been effected as of the close of business on the date on which the certificate or certificates representing Series A Preferred Stock to be converted have been surrendered at the principal office of the Corporation.
At such time as such conversion has been effected, the rights of the holder of such Series A Preferred Stock as such holder will cease and the Person or Persons in whose name or names any certificate or certificates for shares of Common Stock are to be issued upon such conversion will be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby.

                      (iii)         As soon as possible after a conversion has been
effected and in no event later than ten (10) business days after delivery of the certificate  representing the shares converted,  the Corporation will deliver to the converting holder:

                                    (a)     a certificate or certificates representing
         the  number  of  shares  of  Common  Stock  issuable  by reason of such conversion in such name or names and such denomination or denominations as the converting holder has specified;

                                    (b)     the amount payable under Section 5A(vi)
         below with respect to such conversion;

                                    (c)     a certificate representing any shares of
         Series A Preferred  Stock which were  represented by the certificate or certificates  delivered  to the  Corporation  in  connection  with such conversion but which were not converted; and

                                    (d)     the amount of accrued but unpaid dividends
         payable under Section 1A(ii) above with respect to each share of Series
         A  Preferred  Stock  so  converted  to the  extent  funds  are  legally available to pay such dividends.

                       (iv) The issuance of certificates for shares of Common Stock upon conversion of Series A Preferred Stock will be made without charge to the holders of such Series A Preferred Stock for any issuance tax in respect thereof or other cost incurred by the Corporation in connection with such conversion and the related issuance of shares of Common Stock. Upon conversion of any share of Series A Preferred Stock, the Corporation will take all such actions as are necessary in order to insure that the Common Stock issued as a result of such conversion is validly issued, fully paid and nonassessable.

                        (v) The Corporation will not close its books against the transfer of Series A Preferred Stock or of Common Stock issued or issuable upon conversion of Series A Preferred Stock in any manner which interferes with the timely conversion of Series A Preferred Stock.

                       (vi)         If any fractional interest in a share of Common
Stock would,  except for the provisions of this Section  5A(vi),  be deliverable upon any conversion of Series A Preferred  Stock,  the  Corporation,  in lieu of delivering  the  fractional  share  therefor,  shall pay an amount to the holder thereof equal to the market price of such fractional  interest as of the date of conversion,  as  determined  in good  faith  by the  Board of  Directors  of the
Corporation.

                  5B.      Conversion Price.

                  (a) The initial "Conversion Price" will be $4.00 per share. In
order  to  prevent  dilution  of  the  conversion   rights  granted  under  this
subdivision,  the  Conversion  Price will be subject to adjustment  from time to time  pursuant to this  Section  5B;  provided,  however,  that there will be no adjustment  of the  Conversion  Price as a result  of (i)  issuances  or  deemed issuances of Common Stock for incentive or  compensatory  purposes to directors, officers  and  employees  of,  and  consultants  to,  the  Corporation  and  its
Subsidiaries  which are from time to time  approved  by the Board of  Directors, including,  without  limitation,  grants of stock  options  and the  issuance of
Common Stock upon the exercise thereof ("Compensatory Stock"), but not exceeding any time prior to October ___, 1996 (or any time  thereafter  unless approved by the Board of Directors  of the  Corporation),  3,057,000  shares of Common Stock
(net of any  repurchases  of such shares or options),  subject to adjustment for all subdivisions and combinations of Common Stock,  (ii) any split,  subdivision or combination of Common Stock into a different number of securities of the same class  (subject to Section  11.5 hereof)  ("Split  Stock"),  (iii)  issuances or deemed  issuances of Common Stock upon exercise or  conversion,  as the case may be, of the  Series A Warrants  or the Series B Warrants  (each as defined in the
Stock  and  Warrant  Purchase   Agreement)  or  the  Series  A  Preferred  Stock
("Converted Stock"),  (iv) issuances or deemed issuances of not more than 55,000 shares of Common Stock to David K. Vanco pursuant to that certain  Agreement and
Plan of Merger  between the  Corporation,  Vanco Business  Management,  Inc. and
David K. Vanco,  as amended  (subject to  adjustment  for all  subdivisions  and combinations)  ("Vanco Stock") or (v) any distribution,  granting or sale of any
Purchase  Rights in  accordance  with Section 7 hereof  ("Purchase  Stock",  and together with Compensatory Stock, Split Stock,  Converted Stock and Vanco Stock,
the  "Excluded  Stock").  Anything  herein to the contrary  notwithstanding,  no adjustment in the  Conversion  Price shall be required  unless such  adjustment, either by itself or with other  adjustments not previously made, would require a change of at least $.10 in such price;  provided,  however,  that any adjustment which by




reason of this sentence is not required to be made shall be carried forward and taken into account in any subsequent adjustment.

                  (b)  If  and  whenever,   after  the  date  of  issuance,  the
Corporation  issues or sells, or in accordance with Section 5C is deemed to have issued or sold, any shares of its Common Stock (other than Excluded Stock) for a consideration  per share less than the  Conversion  Price in effect  immediately prior to the time of such issuance or sale, then forthwith upon such issuance or sale the Conversion  Price will be reduced to the conversion price determined by dividing (a) the sum of (1) the product  derived by  multiplying  the Conversion
Price in effect  immediately  prior to such issuance or sale times the number of shares of Common Stock Deemed Outstanding  immediately prior to such issuance or sale,  plus (2) the  consideration,  if any,  received or deemed received by the
Corporation  upon such  issuance or sale,  by (b) the number of shares of Common
Stock Deemed  Outstanding  immediately  prior to such  issuance or sale plus the number of shares of Common  Stock  issued or deemed to have been  issued in such sale pursuant to this Section 5.

                  5C.      Effect on Conversion Prices of Certain Events.

                        (i)         For purposes of determining the adjusted
Conversion Price under Section 5B(ii), the following will be applicable.

                           (a) Issuance of Rights or Options. If the Corporation in any manner grants, issues or sells any right, warrant or option to subscribe for or to purchase Common Stock or any stock or other securities convertible into or exchangeable for Common Stock (such rights, warrants or options being herein called "Options," and such convertible or exchangeable stock or securities being herein called
         "Convertible Securities") (other than Excluded Stock) and the price per share for which Common Stock is issuable upon the exercise of such Options or upon conversion or exchange of any such Convertible
         Securities is less than the Conversion Price in effect immediately prior to the time of the granting, issuance or sale of such Options, then the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such Options shall be deemed to be outstanding and to have been issued and sold by the Corporation at the time of the granting of such Options for such price per share. For purposes of this Section, the "price per share for which Common Stock is issuable" shall be determined by dividing (A) the total amount, if any, received or receivable by the Corporation as consideration for the granting of such Options, plus the minimum aggregate amount of additional consideration payable to the Corporation upon exercise of all such Options, plus in the case of such Options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the issuance or sale of such Convertible
         Securities and the conversion or exchange thereof, by (B) the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon the conversion or exchange of all such Convertible
         Securities issuable upon the exercise of such Options. No further adjustment of the Conversion Price shall be made when Convertible
         Securities are actually issued upon the exercise of such Options or when Common Stock is actually issued upon the exercise of such Options or the conversion or exchange of such Convertible Securities.

                           (b)      Issuance of Convertible Securities.  If the
                                    ----------------------------------
         Corporation in any manner issues or sells any Convertible
         Securities (other than Excluded Stock) and the price per share for which Common Stock is issuable upon conversion or exchange thereof is less than the Conversion Price in effect
         immediately prior to the time of such issue or sale, then the maximum number of shares of Common Stock issuable upon
         conversion or exchange of such Convertible Securities shall be deemed to be outstanding and to have been issued and sold by the Corporation at the time of the issuance or sale of such
         Convertible Securities for such price per share.  For the
         purposes of this Section, the "price per share for which
                                        -------------------------
         Common Stock is issuable" shall be determined by dividing (A)
         ------------------------
         the total amount received or receivable by the Corporation as consideration for the issue or sale of such Convertible
         Securities, plus the minimum aggregate amount of additional
                     ----
         consideration, if any, payable to the Corporation upon the conversion or exchange thereof, by (B) the total maximum
         number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities.  No further adjustment of the Conversion Price shall be made when Common
         Stock is actually issued upon the conversion or exchange of such Convertible Securities, and if any such issue or sale of such Convertible Securities is made upon exercise of any
         Options for which adjustments of the Conversion Price had been or are to be made pursuant to other provisions of this Section
                                                                -------
         5, no further adjustment of the Conversion Price shall be made
         -
         by reason of such issue or sale.

                           (c)      Change in Option Price or Conversion Rate.  If
                                    -----------------------------------------
         the purchase price provided for in any Option, the additional consideration (if any) payable upon the issue, conversion or exchange of any Convertible Security, or the rate at which any
         Convertible Security is convertible into or exchangeable for
         Common Stock change at any time, and such change is not due solely to the operation of anti-dilution provisions similar in nature to those set forth in this Section 5, the Conversion
                                           ---------
         Price in effect at the time of such change shall be readjusted to the Conversion Price which would have been in effect at such time had such Option or Convertible Security originally provided for such changed purchase price, additional
         consideration or changed conversion rate, as the case may be, at the time initially granted, issued or sold.

                           (d)      Treatment of Expired Options and Unexercised
         Convertible Securities. Upon the expiration of any Option or the termination of any right to convert or exchange any Convertible Security without the exercise of any such Option or  right,  the  Conversion  Price  then in  effect  hereunder  will be adjusted to the Conversion Price which would have been in effect at the time of such  expiration or termination  had such Option or Convertible
         Security,   to  the  extent  outstanding   immediately  prior  to  such
         expiration or termination, never been issued.

                           (e)      Calculation of Consideration Received.  If any
                                    -------------------------------------
         Common Stock, Option or Convertible Security is issued or sold or deemed to have been issued or sold for cash, the
         consideration received therefor will be deemed to be the gross amount received by the Corporation therefor.  If any Common
         Stock, Options or Convertible Securities are issued or sold for a consideration other than cash, the amount of the
         consideration other than cash received by the Corporation will be the fair value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Corporation will be the
         Market Price thereof as of the date of receipt.  If any Common
         Stock, Option or Convertible Security is issued in connection with any merger in which the Corporation is the surviving
         corporation, the amount of consideration therefor will be
         deemed to be the fair value of such portion of the net assets and business of the non-surviving corporation as is
         attributable to such Common Stock, Options or Convertible
         Securities, as the case may be. The fair value of any
         consideration other than cash and securities will be
         determined jointly by the Corporation and the holders of a majority of the outstanding Series A Preferred Stock.  If such parties are unable to reach agreement within ten (10) days after the occurrence of an event requiring valuation (the
         "Valuation Event"), the fair value of such consideration will
          ---------------
         be determined by an independent appraiser jointly selected by the Corporation and the holders of a majority of the
         outstanding Series A Preferred Stock; provided if such parties
                                               --------
         are unable to reach agreement upon the selection of an
         independent appraiser within fifteen (15) days after the
         Valuation Event, within twenty-five (25) days after the
         Valuation Event, the Corporation and the holders of a majority of Series A Preferred Stock then outstanding will each choose a qualified independent appraiser reasonably acceptable to the other party and each such appraiser will deliver in writing its determination of the fair value of such consideration.  If the difference between the two appraisals is 10% or less of the lower amount, the fair value will be the average of such two appraisals.  If the difference between the two appraisals is greater than 10% of the lower amount, the two appraisers will, within thirty-five (35) days after the Valuation Event, jointly choose a third qualified independent appraiser.
         Within forty-five (45) days after the Valuation Event, the third appraiser will deliver its determination of fair value and the final determination of the fair value of such
         consideration will be equal to the average of the two (2)
         appraisals which are nearest to each other.  The expenses of the appraisers will be paid one-half by the Corporation and one-half by the holders of Series A Preferred Stock (pro rata
                                                              --- ----




         based on the number of shares of Series A Preferred Stock
         held).

                           (f) Integrated Transactions. In case any Option is issued in connection with the issue or sale of other securities of the Corporation, together comprising one integrated transaction in which no specific consideration is allocated to such Option by the parties thereto, the Option will be deemed to have been issued for a consideration of $.01.

                           (g) Treasury  Shares.  The number of shares of Common
         Stock outstanding at any given time does not include shares owned or held by or for the account of the Corporation or any Subsidiary, and the disposition of any shares so owned or held will be considered an issue or sale of Common Stock.

                           (h) Record Date. If the Corporation takes a record of the holders of Common Stock for the purpose of entitling them (i) to receive a dividend or other distribution payable in Common Stock, Options or Convertible Securities or (ii) to subscribe for or purchase
         Common Stock, Options or Convertible Securities, then such record date will be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or upon the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

                  5D.  Subdivision  or  Combination  of  Common  Stock.  If  the
Corporation at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced, and if the Corporation at any time combines (by combination, reverse stock split or otherwise) its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

                  5E. Reorganization, Reclassification, Consolidation, Merger or
Sale. Any capital reorganization, reclassification, consolidation, merger, exchange of shares or sale or transfer or more than 80% of the Corporation's assets to another Person which is effected in such a way that holders of Common
Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common Stock is referred to herein as a "Corporate Change." Prior to the consummation of any Corporate Change, the Corporation will make appropriate provisions (in form and substance reasonably satisfactory to the holders of a majority of Series A
Preferred Stock then outstanding) to insure that each of the holders of Series A
Preferred Stock will thereafter have the right to acquire and receive, in lieu of or (if additional consideration is received) in addition to the shares of Common Stock immediate theretofore acquirable and receivable upon the conversion of such holder's Series A Preferred Stock, such shares of stock, securities or assets as such holder would have received in connection  with such  Corporate
Change if such holder had  converted  its Series A Preferred  Stock  immediately prior to such  Corporate  Change.  In any such case, the  Corporation  will make appropriate  provisions (in form and substance  reasonably  satisfactory  to the holders of a majority of Series A Preferred  Stock then  outstanding)  to insure that the  provisions  of this Section 5 and Sections 6 and 7 will  thereafter be applicable to Series A Preferred Stock (including,  without  limitation,  in the case  of  any  such  consolidation,  merger  or  sale  in  which  the  successor corporation  or  purchasing  corporation  is  other  than  the  Corporation,  an immediate  adjustment of the Conversion  Price to the value for the Common Stock reflected by the terms of such  consolidation,  merger or sale). The Corporation will not  effect any such  consolidation,  merger or sale,  unless  prior to the consummation  thereof, the successor corporation (if other than the Corporation)
resulting from such  consolidation or merger or the corporation  purchasing such
assets  assumes  by  written  instrument  (in  form  and  substance   reasonably
satisfactory  to the  holders of a  majority  of Series A  Preferred  Stock then outstanding),  the  obligation  to deliver to each such  holder  such  shares of stock,  securities  or assets as, in accordance  with the foregoing  provisions, such holder may be entitled to acquire.

                  5F.  Certain   Events.   If  any  event  occurs  of  the  type
contemplated by the provisions of this Section 5 but not expressly  provided for by such  provisions,  then  the  Board of  Directors  will  make an  appropriate adjustment in each  Conversion  Price so as to protect the rights of the holders of Series A Preferred Stock.

                  5G.      Notices.

                        (i)         Immediately upon any adjustment of the
Conversion Price of any class of Series A Preferred Stock, the Corporation will give written notice thereof to all holders of such class of Series A Preferred
Stock.

                       (ii)         The Corporation will give written notice to all
holders of Series A Preferred  Stock at least twenty (20) days prior to the date on which the Corporation  closes its books or takes a record (a) with respect to any dividend or distribution upon Common Stock, (b) with respect to any pro rata subscription  offer to holders of Common Stock or (c) for determining  rights to vote with respect to any Corporate Change, dissolution or liquidation.

                      (iii) The Corporation will also give written notice to the holders of Series A Preferred Stock at least twenty (20) days prior to the date on which any Corporate Change will take place.

                  5H.      Mandatory Conversion.  (a) The Corporation may
require the conversion of all of the outstanding Series A Preferred
Stock at any time after a Triggering Event.  A "Triggering Event"
shall be deemed to have occurred on any date after October ___,
1997 (a "Determination Date") if, as of the Determination Date, the
sum of (a) the product of (x) the Market Price of a share of the
Common Stock as of the Determination Date, and (y) the number of shares of Common Stock (including for purposes of this calculation fractional shares) that is then issuable upon conversion of one (1) share of Series A Preferred Stock, plus (b) the amount of all dividends (whether in the form of cash, securities or other properties) that accrued (whether paid or unpaid) on each share of Class A Preferred Stock from October ___, 1995 to and including the Determination Date, plus (c) fifty percent (50%) of the product of
(I) the difference between (x) the Market Price of a share of Common Stock as of the Determination Date and (y) the Exercise Price per share of Common Stock of the Series B Warrants (as defined in the Stock and Warrant Purchase Agreement)
(the "Series B Warrants") in effect on the Determination  Date (or, if no Series
B Warrants are then outstanding, the Exercise Price per share of Common Stock that would then be in effect on the Determination Date with respect to the Series B Warrants had the Series B Warrants remained outstanding through the Determination Date), (II) .132, and (III) a fraction, the numerator of which is the aggregate number of shares of Common Stock (including for purposes of this calculation fractional shares) that would be issuable on the Determination Date upon exercise of all of the Series B Warrants issued pursuant to the Stock and Warrant Purchase Agreement had all such Series B Warrants remained outstanding through the Determination Date without being exercised, in whole or in part, on or prior to the Determination Date, and the denominator of which is 198,000, equals or exceeds $11.00 (the "Trigger Price"); provided, such Trigger Price shall be proportionately decreased in the event of a split or subdivision, or proportionately increased in the event of a combination, of the Common Stock into a different number of securities of the same class.

                  Any such mandatory conversion shall be effected at the time of and subject to the occurrence of such a Triggering Event and upon the giving notice of such mandatory conversion to all holders of Series A Preferred Stock without any further action by the holders of such shares or the Corporation.
Upon any such  conversion  subsequent  to a Triggering  Event,  shares of Common
Stock  issued  upon such  conversion  shall be  registered  with the  Securities
Exchange Commission in the manner prescribed, and subject to the terms and conditions of, that certain Registration Rights Agreement dated as of October
___, 1995 among the Corporation and the investors named therein.

                  (b) Upon  the  conversion  of all of the  shares  of  Series A
Preferred Stock initially issued to Frontenac VI Limited Partnership, all of the remaining shares of Series A Preferred Stock then outstanding shall be automatically converted into shares of Common Stock at the Conversion Price then in effect, without any further action by the holders of such shares or the Corporation.

                  (c) Upon any  such  conversion  pursuant  to this  Section  or
Section 3C, the rights of each holder of such Series A Preferred Stock as such holder shall cease and the Person or Persons in whose name or names any certificate or certificates for shares of Series A Preferred Stock shall be deemed to have become the holder or holders of record of the shares of Common
Stock represented thereby. Promptly following delivery of written notice from the Corporation to each holder of Series A Preferred Stock that such a conversion has occurred, each such holder shall deliver certificates representing the shares of Series A Preferred Stock held by such holder to the Corporation for cancellation.

         Section 6.                 Liquidating Dividends.

                  If the Corporation pays a dividend upon the Common Stock payable otherwise than in cash out of earnings or earned surplus (in accordance with generally accepted accounting principles, consistently applied) except for a stock dividend payable in shares of Common Stock or a stock split (a
"Liquidating Dividend"), then the Corporation shall pay to the holders of Series
A Preferred Stock at the time of payment thereof the Liquidating Dividends which would have been paid on such Common Stock had such Series A Preferred Stock been converted into Common Stock immediately prior to the date on which a record is taken for such Liquidating Dividend, or, if no record is taken, the date as of which the record holders of Common Stock entitled to such dividends are to be determined.

         Section 7.                 Purchase Rights.

                  If at any time the Corporation distributes, grants or sells any Options, Convertible Securities or rights to stock, warrants, securities or other property to all record holders of any class of Common Stock (the "Purchase
Rights"), then each holder of Series A Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate
Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon conversion of such holder's
Series A Preferred Stock immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the distribution, issue or sale of such Purchase Rights.

         Section 8.                 Registration of Transfer.

                  The Corporation will keep at its principal office a register for the registration of Series A Preferred Stock. Upon the surrender of any certificate representing Series A Preferred Stock at such place, the Corporation will, at the request of the record holder of such certificate, execute and deliver (at the Corporation's expense) a new certificate or certificates in exchange therefor representing in the aggregate the number of shares of Series A
Preferred Stock represented by the surrendered certificate. Each such new certificate will be registered in such name and will represent such number of shares of Series A Preferred Stock as is requested by the holder of the surrendered certificate and will be substantially identical in form to the surrendered certificate; provided, however, that any transfer shall be subject to any applicable restrictions on the transfer of such shares and the payment of any applicable transfer taxes, if any, by the holder thereof.

         Section 9.                 Replacement.





                  Upon receipt of evidence reasonably satisfactory to the Corporation (an affidavit of the registered holder will be satisfactory) of the ownership and the loss, theft, destruction or mutilation of any certificate evidencing shares of Series A Preferred Stock, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Corporation, or, in the case of any such mutilation, upon surrender of such certificate, the Corporation will (at its expense) execute and deliver in lieu of such certificate a new certificate of like kind representing the number of shares of Series A Preferred Stock represented by such lost, stolen, destroyed or mutilated certificate and dated the date of such lost, stolen, destroyed or mutilated certificate.

         Section 10.  Definitions.

                  "Common Stock Deemed Outstanding" means, at any given time, the number of shares of Common Stock actually outstanding at such time, plus, the number of shares of Common Stock issuable upon the exercise, conversion or exchange of all Options or Convertible Securities then outstanding, whether or not they are actually exercisable, convertible or exchangeable at such time
(including, without limitation, the Series A Preferred Stock).

                  "Junior Securities" means the Corporation's equity securities other than Series A Preferred Stock, Senior Securities or Pari Passu Securities.

                  "Liquidation Value" means $4.00 per share.

                  "Market Price" of any security means the average of the closing prices of such security's sales on all securities exchanges on which such security may at the time be listed, or, if there has been no sales on any such exchange on any day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if on any day such security is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ System as of 4:00 P.M., New York time, or, if on any day such security is not quoted in the NASDAQ System, the average of the highest bid and lowest asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization, in each such case averaged over a period of ten (10) days consisting of the day as of which "Market Price" is being determined and the nine (9) consecutive business days prior to such day. If at any time such security is not listed on any securities exchange or quoted in the NASDAQ System or the over-the-counter market, the "Market Price" will be the fair value thereof determined jointly by the Corporation and the holders of a majority of Series A Preferred Stock. If such parties are unable to reach agreement within a reasonable period of time, such fair value will be determined by an independent appraiser jointly selected by the Corporation and the holders of a majority of Series A Preferred Stock. The expenses of the appraisers will be paid one-half by the Corporation and one-half by the holders of the Series A Preferred Stock
(pro rata based on the number of shares of Common Stock which would be issuable upon conversion by the holders of the Series A Preferred Stock).





                  "Pari  Passu   Securities"   means  any   securities   of  the
Corporation that rank on a parity with the Series A Preferred Stock with respect to dividends or upon a Liquidation.

                  "Person" means an individual, a partnership, a Corporation, an
association,   a  joint  stock  company,  a  joint  venture,  an  unincorporated organization  or a governmental  entity or any  department,  agency or political subdivision thereof.

                  "Senior Securities" means any securities of the Corporation that rank senior to the Series A Preferred Stock with respect to dividends or upon a Liquidation.

                  "Stock and  Warrant  Purchase  Agreement"  means that  certain
Series A Convertible Stock and Warrant Purchase Agreement,  dated as of July 18,
1995,  by and among the  Corporation  and the  purchasers  named on  Schedule  1 thereto.

                  "Subsidiary" means any Corporation of which the shares of stock having a majority of the general voting power in electing the board of directors are, at the time as of which any determination is being made, owned by the Corporation either directly or indirectly through Subsidiaries.

         Section 11.                Amendment and Waiver.

                  No  amendment,  modification  or  waiver  will be  binding  or effective with respect to any provision of this Part 2 without the prior written consent of the  holders  of not less than a  majority  of the shares of Series A
Preferred  Stock  outstanding at the time such action is taken. No change in the terms hereof may be accomplished by merger or  consolidation  of the Corporation
with  another   Corporation  unless  the  Corporation  has  obtained  the  prior affirmative  vote or written  consent of the holders of not less than a majority of the shares of Series A Preferred Stock then outstanding.

         Section 12.                Notices.

                  Except as otherwise expressly provided, all notices referred to herein shall be in writing and shall be delivered by via overnight courier, return receipt requested, postage prepaid and shall be deemed to have been delivered when so mailed (i) to the Corporation, at its principal executive offices and (ii) to any stockholder, at such holder's address as it appears in the stock records of the Corporation (unless otherwise indicated in writing by any such holder).





                  IN WITNESS WHEREOF, MICRO Healthsystems, Inc. has caused this Certificate of Designation to be duly executed this ____ day of October, 1995.



                                                     MICRO HEALTHSYSTEMS, INC.



                                       By:
                                      Name:
                                     Title:
















                                   Schedule 3A


                              Amortization Schedule


Amount of Redemption Price                                                      Payment Date

         16.67%                                                                 October __, 2000
         16.67%                                                                 April __, 2001
         16.67%                                                                 October __, 2001
         16.67%                                                                 April __, 2002
         16.67%                                                                 October __, 2002
         16.67%                                                                 April __, 2003





                           ANNEX B TO SECOND AMENDMENT

                                    EXHIBIT B

                            FORM OF SERIES A WARRANT


THIS SERIES A WARRANT AND THE COMMON STOCK  ISSUABLE UPON  EXERCISE  HEREOF HAVE
NOT BEEN REGISTERED  UNDER THE SECURITIES ACT OF 1933, AS AMENDED,  OR ANY STATE
SECURITIES  LAWS  AND  MAY  NOT  BE  SOLD,  TRANSFERRED,  ASSIGNED,  PLEDGED  OR
HYPOTHECATED  IN THE ABSENCE OF A REGISTRATION  STATEMENT IN EFFECT WITH RESPECT
TO THE SECURITIES UNDER SUCH ACT OR SUCH LAWS OR UNLESS THE COMPANY HAS RECEIVED
AN OPINION OF COUNSEL,  SATISFACTORY  TO THE COMPANY AND ITS COUNSEL,  THAT SUCH
REGISTRATION IS NOT REQUIRED.

No. WR-A__                                       Series A Warrant
                         to Purchase ________ Shares of
                                  Common Stock


                    SERIES A WARRANT TO PURCHASE COMMON STOCK
                                       of
                           MICRO HEALTHSYSTEMS, INC.,
                             a Delaware corporation

         This       certifies        that,       for       value       received,
________________________________________,  or registered  assigns (the "Holder")
is  entitled,  subject  to the terms set forth  below,  to  purchase  from MICRO
HEALTHSYSTEMS,  INC. (the "Company"), a Delaware corporation,  _______ shares of the Common Stock of the Company, during the Exercise Period (as defined herein), upon surrender hereof, at the principal office of the Company referred to below, with the Notice of  Exercise  attached  hereto as Exhibit A duly  executed,  and simultaneous  payment therefor in lawful money of the United States or otherwise as hereinafter provided, at the Exercise Price per share as set forth in Section
2 below. The number, character and Exercise Price of such shares of Common Stock are subject to adjustment as provided below. The term "Series A Warrant" as used herein  shall  include  this  Series A Warrant  and any  warrants  delivered  in substitution or exchange thereafter as provided herein.

         This Series A Warrant is issued in connection with the transactions entered into pursuant to that certain Series A Convertible Preferred Stock and Warrant Purchase Agreement among the Company, the Holder and the other investors named therein, dated as of July 18, 1995 (the "Warrant Purchase Agreement"), providing for the issuance and sale of the Series A Warrants, the Series B
Warrants  (as  defined  therein)  (the  "Series B  Warrants")  and the  Series A
Convertible  Preferred  Stock (the  "Series A Preferred  Stock").  This Series A
Warrant is one of the Series A Warrants referred to as the "Series A Warrants" in the Warrant Purchase Agreement and herein.

         1. Term of Series A Warrant. Subject to the terms and conditions set forth herein including, without limitation, Section




12 hereof, this Series A Warrant shall be exercisable, in whole or in part, during the term commencing on October ___, 1999 and ending at 5:00 p.m., Central standard time, on October ___, 2000 (the "Exercise Period"), and shall be void thereafter.

         2.       Exercise Price.  The Exercise Price at which this Series
A Warrant may be exercised shall be $0.10 per share of Common
Stock.

         3.       Exercise of Series A Warrant.

                  (a) Mechanics.  The purchase rights represented by this Series
A Warrant are exercisable by the Holder in whole or in part, but not for less than 25,000 shares at a time (or such lesser number of shares which may then constitute the maximum number purchasable), at any time, or from time to time, during the term hereof as described in Section 1 above, by the surrender of this Series A Warrant and the Notice of Exercise attached hereto as Exhibit A duly completed and executed on behalf of the Holder, at the office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the Holder at the address of the Holder appearing on the books of the Company), upon payment (i) in cash or by check acceptable to the Company, (ii) by deduction from the number of shares delivered upon exercise of the Series A
Warrant of a number of shares which has an aggregate Current Market Price (as defined herein) on the date of exercise equal to the aggregate Exercise Price for all shares to be purchased pursuant to this Series A Warrant, or (iii) by a combination of (i) and (ii), of the purchase price of the shares to be purchased.

                  (b) Certificates. This Series A Warrant shall be deemed to have been exercised immediately prior to the close of business on the date of its surrender for exercise as provided above, and the person entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the holder of record of such shares as of the close of business on such date. As promptly as practicable on or after such date and in any event within ten (10) days thereafter, the Company at its expense shall issue and deliver to the person or persons entitled to receive the same a certificate or certificates for the number of shares issuable upon such exercise. In the event that this Series A Warrant is exercised in part, the Company at its expense will execute and deliver a new Series A Warrant of like tenor exercisable for the number of shares for which this Series A Warrant may then be exercised.

                  (c) Net Issue Exercise. Notwithstanding any provisions herein to the contrary, if the fair market value of one (1) share of Common Stock is greater than the Exercise Price (at the date of calculation as set forth below), in lieu of exercising this Series A Warrant for cash, the Holder may elect to receive shares equal to the value (as determined below) of this Series A Warrant
(or the portion being exercised) by surrender of this Series A Warrant at the principal office of the Company together with the properly endorsed Notice of Exercise and notice of such election in which event the Company shall issue to the Holder a number of shares of Common Stock computed using the following formula:

                  X  =   Y(A-B)
                               A

         Where             X =      the number of shares of Common Stock to be
                                    issued to the Holder

                           Y = the number of shares of Common Stock purchasable under the Series A Warrant or, if only a portion of the Series A Warrant is being exercised, the portion of the Series A
                                    Warrant being exercised (at the date of such calculation)

                           A = the Current Market Price of one (1) share of the Company's Common Stock (at the date of such calculation)

                           B = Exercise Price (as adjusted to the date of such calculation)

For purposes of this Agreement, "Current Market Price" of any security means the average  of the  closing  prices  of such  security's  sales  on all  securities exchanges  on which such  security  may at the time be listed,  or, if there has been no sales on any such  exchange  on any day,  the average of the highest bid and lowest asked prices on all such  exchanges at the end of such day, or, if on any day such security is not so listed,  the average of the  representative  bid and asked prices quoted in the NASDAQ System as of 4:00 P.M., New York time, or, if on any day such security is not quoted in the NASDAQ  System,  the average of
the  highest  bid  and  lowest   asked  prices  on  such  day  in  the  domestic
over-the-counter   market  as  reported  by  the  National   Quotation   Bureau,
Incorporated,  or any similar successor organization, in each such case averaged over a period of ten (10) days consisting of the day as of which "Current Market
Price" is being  determined and the nine (9) consecutive  business days prior to such day. If at any time such security is not listed on any securities  exchange or quoted in the NASDAQ  System or the  over-the-counter  market,  the  "Current
Market  Price"  will  be  the  fair  value  thereof  determined  jointly  by the corporation  and the  holders of a majority  of the Series A  Warrants.  If such parties are unable to reach agreement  within a reasonable  period of time, such fair value will be determined by an independent  appraiser  jointly  selected by the  corporation  and the holders of a majority  of the Series A  Warrants.  The expenses of the appraisers  will be paid one-half by the Company and one-half by the holders of the Series A Warrants  (pro rata based on the number of shares of
Common Stock issuable upon exercise of the Series A Warrants).

         4. No Fractional Shares or Scrip. No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Series A Warrant. In lieu of any fractional share to which the Holder would otherwise be entitled, the Company shall make a cash payment equal to the Exercise Price multiplied by such fraction.

         5. Replacement of Series A Warrant. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Series A Warrant and, in the case of loss, theft or destruction, on delivery of an indemnity agreement reasonably satisfactory in form and substance to the Company or, in the case of mutilation, on surrender and cancellation of this Series A Warrant, the Company at its expense shall execute and deliver, in lieu of this Series A Warrant, a new warrant of like tenor and amount.

         6.  Rights of  Stockholders.  Subject  to  Section  9 of this  Series A
Warrant, the Holder shall not be entitled to vote or receive dividends or be deemed the holder of Common Stock or any other securities of the Company that may at any time be issuable upon the exercise hereof for any purpose, nor shall anything contained herein be construed to confer upon the Holder, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of stock, reclassification of stock, change of par value, or change of stock to no par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise until the Series A Warrant shall have been exercised as provided herein.

         7.       Transfer of Series A Warrant.

                  (a) Series A Warrant Register. The Company will maintain a register (the "Series A Warrant Register") containing the names and addresses of the Holder or other holders. Any holder of this Series A Warrant or any portion thereof may change its address as shown on the Series A Warrant Register by written notice to the Company requesting such change. Any notice or written communication required or permitted to be given to the Holder may be delivered or given by mail to the Holder as shown on the Series A Warrant Register and at the address shown on the Series A Warrant Register. Until this Series A Warrant is transferred on the Series A Warrant Register of the Company, the Company may treat the Holder as shown on the Series A Warrant Register as the absolute owner of this Series A Warrant for all purposes, notwithstanding any notice to the contrary.

                  (b) Series A Warrant Agent. The Company may, by written notice to the Holder, appoint an agent for the purpose of maintaining the Series A
Warrant Register referred to in Section 7(a) above, issuing the Common Stock or other securities then issuable upon the exercise of this Series A Warrant, exchanging this Series A Warrant, replacing this Series A Warrant, or any or all of the foregoing. Thereafter, any such registration, issuance, exchange, or replacement, as the case may be, shall be made at the office of such agent.





                  (c) Transferability and  Nonnegotiability of Series A Warrant.
This  Series A Warrant  may not be  transferred  or assigned in whole or in part without  compliance with all applicable federal and state securities laws by the
transferor   and  the   transferee   (including   the  delivery  of   investment
representation  letters  and  legal  opinions  reasonably  satisfactory  to  the
Company,  if such are  requested by the Company).  Subject to the  provisions of this Series A Warrant  with respect to  compliance  with the  Securities  Act of
1933, as amended (the "Act"),  title to this Series A Warrant may be transferred by  endorsement  (by the  Holder  executing  the Notice of  Assignment  attached hereto) and delivery in the same manner as a negotiable instrument  transferable by endorsement and delivery.

                  (d) Exchange of Series A Warrant Upon a Transfer. On surrender of this Series A Warrant for exchange, properly endorsed on the Notice of Assignment attached hereto and subject to the provisions of this Series A
Warrant with respect to compliance with the Act and with the limitations on assignments and transfers contained in this Section 7, the Company at its expense shall issue to or on the order of the Holder a new warrant or warrants of like tenor, in the name of the Holder or as the Holder (on payment by the Holder of any applicable transfer taxes) may direct, for the number of shares issuable upon exercise hereof.

                  (e)      Compliance with Securities Laws.

                           (i)      The Holder, by acceptance hereof, acknowledges
that this Series A Warrant and the shares of Common Stock to be issued upon exercise hereof are being acquired solely for the Holder's own account and not as a nominee for any other party, and for investment, and that the Holder will not offer, sell or otherwise dispose of this Series A Warrant or any shares of Common Stock to be issued upon exercise hereof except under circumstances that will not result in a violation of the Act or any state securities laws. Upon exercise of this Series A Warrant, the Holder shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the shares of Common Stock so purchased are being acquired solely for the Holder's own account, and not as a nominee for any other party, for investment, and not with a view toward distribution or resale.

                           (ii)     This Series A Warrant and all shares of Common
Stock issued upon exercise hereof shall be stamped or imprinted with a legend in substantially the following form (in addition to any legend required by state securities laws):

THE SECURITIES REPRESENTED HEREBY HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT
BEEN  REGISTERED  UNDER THE  SECURITIES  ACT OF 1933,  AS AMENDED,  OR ANY STATE
SECURITIES LAWS MAY NOT BE SOLD, TRANSFERRED,  ASSIGNED, PLEDGED OR HYPOTHECATED
IN THE  ABSENCE  OF A  REGISTRATION  STATEMENT  IN EFFECT  WITH  RESPECT  TO THE
SECURITIES  UNDER SUCH ACT OR SUCH LAWS OR UNLESS THE  COMPANY  HAS  RECEIVED AN
OPINION OF  COUNSEL,  SATISFACTORY  TO THE COMPANY  AND ITS  COUNSEL,  THAT SUCH
REGISTRATION IS NOT REQUIRED.

         8. Reservation of Stock. The Company covenants that during the Exercise Period, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of this Series A Warrant and, from time to time, will take all steps necessary to amend its Certificate of Incorporation to provide sufficient reserves of Common Stock issuable upon exercise of this Series A Warrant. The Company further covenants that all shares that may be issued upon the exercise of rights represented by this Series A
Warrant, upon exercise of the rights and payment of the Exercise Price, all as set forth herein, and will be free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously or otherwise specified herein). The Company agrees that its issuance of this Series A Warrant shall constitute full authority to its officers who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of Common Stock upon the exercise of this Series A Warrant.

         9.       Notices.

                  (a)      In the event:

                              (i)           the Company shall take a record of the
holders of its Common Stock (or other stock or securities at the time receivable upon the exercise of this Series A Warrant) for the purpose of entitling them to receive any dividend or other distribution, or any right to subscribe for or purchase any shares of stock of any class or any other securities, or to receive any other right, or

                            (ii)            of any capital reorganization of the
Company, any reclassification of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation, or any conveyance of all or substantially all of the assets of the Company to another corporation, or

                           (iii)            of any voluntary dissolution, liquidation
or winding-up of the Company,

then,  and in each such case,  the Company  will mail or cause to be mailed (via overnight  courier) to each holder of the Series A Warrants a notice specifying, as the case  may be,  (A) the  date on  which a  record  is to be taken  for the purpose of such  dividend,  distribution  or right,  and  stating the amount and character of such dividend, distribution or right, or (B) the date on which such
reorganization,    reclassification,    consolidation,    merger,    conveyance,
dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock (or such stock or securities  at the time  receivable  upon the exercise of this Series A Warrant)
shall be entitled to exchange  their shares of Common Stock (or such other stock
or  securities)  for  securities  or  other  property   deliverable   upon  such
reorganization,    reclassification,    consolidation,    merger,    conveyance,
dissolution,  liquidation  or  winding-up.  Such notice shall be mailed at least fifteen (15) days prior to the date therein specified.





                  (b) All such notices, advices and communications shall be deemed to have been received (i) in the case of personal delivery, on the date of such delivery and (ii) in the case of mailing (via overnight courier), on the second business day following the date of such mailing (or such earlier date if received thereon).

         10.      Amendments.

                  (a) Any term of this Series A Warrant may be amended with the written consent of the Company and the holders of warrants representing not less than a majority of the shares of Common Stock issuable upon exercise of the Series A Warrants. Any amendment effected in accordance with this Section 10 shall be binding upon each holder of the Series A Warrants, each future holder of all such Series A Warrants, and the Company; provided, however, no special consideration or inducement may be given to any such holder in connection with such consent that is not given ratably to all such holders equally and ratably in accordance with the number of shares of Series A Warrants. The Company shall promptly give notice to all holders of the Series A Warrants of any amendment effected in accordance with this Section 10.

                  (b) No waivers of, or exceptions to, any terms, condition or provision of this Series A Warrant, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such term, condition or provision.

         11. Registration  Rights.  Upon exercise of this Series A Warrant,  the
Holder shall have and be entitled to exercise, together with all other holders of securities possessing registration rights under that certain Registration
Rights Agreement, of even date herewith, between the Company and the parties who have executed the counterpart signature pages thereto or are otherwise bound thereby (the "Registration Rights Agreement"), the rights of registration granted under the Registration Rights Agreement to Registrable Securities (as defined in the Registration Rights Agreement). By its receipt of this Series A
Warrant, Holder agrees to be bound and is subject to the rights, limitations and preferences set forth in the Registration Rights Agreement.

         12.      Cancellation.

                  (i) Upon the occurrence of an Initial Cancellation Event (as defined herein), the purchase rights represented by 195,000 Series A Warrants
(or all of the  outstanding  Series A  Warrants  if less than  195,000  Series A
Warrants are then outstanding) shall be deemed terminated in whole, but not in part, without any further action by the Company; provided, the Company shall, in good faith, use its best efforts to give notice of such termination of such aggregate amount of Series A Warrants by giving written notice to each of the holders thereof. Not later than ten (10) days after receipt of any such notice, each such holder shall surrender the Series A Warrants held thereby (pro rata based on the number of shares of Common Stock which would be issuable upon exercise by the holders of the Series A Warrants as calculated by the Company) to the Company without any  representation or warranty (other than that such holder has good and valid title thereto free and clear of liens,  claims,  encumbrances and restrictions of any kind). An "Initial  Cancellation  Event" shall have been deemed to have occurred as of any date after the date hereof (the "Determination
Date") if the sum of (a) the product of (x) the Current  Market Price of a share of Common  Stock as of the  Determination  Date and (y) the  number of shares of
Common Stock (including for purposes of this calculation fractional shares) that are then issuable upon  conversion of one (1) share of Series A Preferred  Stock
(or, if no shares of Series A Preferred Stock are then  outstanding,  the number of shares of Common Stock (including for purposes of this calculation fractional shares) that would then be issuable upon conversion of one (1) share of Series A
Preferred  Stock if shares of Series A Preferred  Stock were then  outstanding), plus (b) the amount of all dividends (whether in the form of cash, securities or other  properties)  that  accrued  (whether  paid or unpaid) on one (1) share of
Series  A  Preferred   Stock  from  October  ___,  1995  to  and  including  the
Determination  Date  (or if no  share  of  Series  A  Preferred  Stock  is  then outstanding,  the  amount  of all  dividends  (whether  in  the  form  of  cash, securities or other properties) that would have accrued (whether paid or unpaid)
if one (1) share of Series A Preferred  Stock had remained  outstanding  through the Determination  Date), plus (c) fifty percent (50%) of the product of (I) the difference between (x) the Current Market Price of a share of Common Stock as of the  Determination  Date and (y) the Exercise Price per share of Common Stock of the Series B Warrants in effect as of the Determination Date (or, if no Series B
Warrants are then outstanding, the Exercise Price per share of Common Stock that would then be in effect on the  Determination  Date with respect to the Series B
Warrants   had  the  Series  B  Warrants   remained   outstanding   through  the
Determination Date), (II) .132, and (III) a fraction,  the numerator of which is the aggregate  number of shares of Common Stock  (including for purposes of this calculation  fractional shares) that would be issuable on the Determination Date upon  exercise  of all of the Series B Warrants  issued  pursuant to the Warrant
Purchase Agreement had all such Series B Warrants remained  outstanding  through the Determination Date without being exercised, in whole or in part, on or prior to the Determination Date, and the denominator of which is 198,000,  shall equal or exceed  $10.00 (the "Initial  Cancellation  Price");  provided,  such Initial
Cancellation Price shall be proportionately decreased in the event of a split or subdivision,  or proportionately increased in the event of a combination, of the
Common Stock into a different number of securities of the same class.

                  (ii) Upon the occurrence of a Second Cancellation Event (as defined herein), the purchase rights represented by the outstanding Series A
Warrants shall be deemed terminated in whole, but not in part, without any further action by the Company; provided, the Company shall, in good faith, use its best efforts to give notice of such termination of such outstanding Series A
Warrants by giving written notice to each of the holders thereof. Not later than ten (10) days after receipt of any such notice, each such holder shall surrender the Series A Warrants held thereby to the Company without any representation or warranty (other than that such holder has good and valid title thereto free and clear of




liens,   claims,   encumbrances   and  restrictions  of  any  kind).  A  "Second
Cancellation  Event" shall have deemed to have occurred as of the  Determination
Date if the sum of (a) the product of (x) the Current Market Price of a share of
Common Stock as of the Determination Date and (y) the number of shares of Common
Stock  (including for purposes of this calculation  fractional  shares) that are then issuable upon  conversion of one (1) share of Series A Preferred Stock (or, if no shares of Series A  Preferred  Stock are then  outstanding  the  number of shares of Common Stock  (including for purposes of this  calculation  fractional shares),  that would then be issuable upon conversion of one (1) share of Series
A Preferred Stock if shares of Series A Preferred Stock were then  outstanding), plus (b) the amount of all dividends (whether in the form of cash, securities or other  properties)  that  accrued  (whether  paid or unpaid) on one (1) share of
Series  A  Preferred   Stock  from  October  ___,  1995  to  and  including  the
Determination  Date  (or if no  share  of  Series  A  Preferred  Stock  is  then outstanding,  the  amount  of all  dividends  (whether  in  the  form  of  cash, securities or other properties) that would have accrued (whether paid or unpaid)
if one (1) share of Series A Preferred  Stock had remained  outstanding  through the  Determination  Date) plus (c) fifty percent (50%) of the product of (I) the difference between (x) the Current Market Price of a share of Common Stock as of the  Determination  Date and (y) the Exercise Price per share of Common Stock of the Series B Warrants in effect as of the Determination Date (or, if no Series B
Warrants are then outstanding, the Exercise Price per share of Common Stock that would then be in effect on the  Determination  Date with respect to the Series B
Warrants   had  the  Series  B  Warrants   remained   outstanding   through  the
Determination Date), (II) .132, and (III) a fraction,  the numerator of which is the aggregate  number of shares of Common Stock  (including for purposes of this calculation  fractional shares) that would be issuable on the Determination Date upon  exercise  of all of the Series B Warrants  issued  pursuant to the Warrant
Purchase Agreement had all such Series B Warrants remained  outstanding  through the Determination Date without being exercised, in whole or in part, on or prior to the Determination Date, and the denominator of which is 198,000,  shall equal or exceed  $11.00  (the  "Second  Cancellation  Price");  provided,  such Second
Cancellation Price shall be proportionately decreased in the event of a split or subdivision,  or proportionately increased in the event of a combination, of the
Common Stock into a different number of securities of the same class.

         13.      Miscellaneous.

         13.1 Nonwaiver. No course of dealing or any delay or failure to exercise any right, power or remedy hereunder on the part of the holder hereof shall operate as a waiver of or otherwise prejudice such holder's rights, powers or remedies.

         13.2 Notices. Any notice, demand or delivery to be made pursuant to the provisions of this Series A Warrant shall be sufficiently given or made if sent via overnight courier, addressed to (a) the Holder at its last known address appearing on the books of the Company maintained for such purpose or (b) the Company at its principal office at 414 Eagle Rock Avenue, West Orange, New
Jersey 07834, Attention: Graham O. King.  The holder of this Series




A Warrant and the Company may each designate a different address by notice to the other pursuant to this Section 13.2.

         13.3 Like Tenor. All Series A Warrants shall at all times be identical, except as to the Preamble.

         13.4 Remedies. The Company stipulates that the remedies at law of the holder of this Series A Warrant in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this Series A Warrant are not and will not be adequate and that, to the fullest extent permitted by law, such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or by an injunction against a violation of any of the terms hereof or otherwise.

         13.5 Successors and Assigns. This Series A Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the successors and assigns of the Company, the holder hereof, and shall be enforceable by any such holder.

         13.6 Modification and Severability. If, in any action before any court or agency legally empowered to enforce any provision contained herein, any provision hereof is found to be unenforceable, then such provision shall be deemed modified to the extent necessary to make it enforceable by such court or agency. If any such provision is not enforceable as set forth in the preceding sentence, the unenforceability of such provision shall not affect the other provisions of this Agreement, but this Agreement shall be construed as if such unenforceable provision had never been contained herein.

         13.7 Integration. This Series A Warrant replaces all prior agreements, supersedes all prior negotiations and (together with the Warrant Purchase
Agreement) constitutes the entire agreement of the parties with respect to the transactions contemplated herein.

         13.8 Headings. The headings of the Articles and Sections of this Series
A Warrant are for the convenience of reference only and shall not, for any purpose, be deemed a part of this Series A Warrant.

         13.9     GOVERNING LAW.  THIS SERIES A WARRANT SHALL BE GOVERNED
BY THE INTERNAL LAWS (AS OPPOSED TO CONFLICTS OF LAWS PROVISIONS)
OF THE STATE OF ILLINOIS.






         IN WITNESS WHEREOF, MICRO HEALTHSYSTEMS, INC. has caused this
Series A Warrant to be executed by its officers thereunto duly authorized.

Dated:   October ___, 1995

                                                     MICRO HEALTHSYSTEMS, INC.



                                       By:
                                      Name:
                                     Title:


The undersigned, by accepting this Series A Warrant, agrees to be bound by the terms and conditions hereof.

                                    [HOLDER]



                                       By:

                                      Its:


















                                    Exhibit A

                               NOTICE OF EXERCISE


MICRO HEALTHSYSTEMS, INC.
414 Eagle Rock Avenue
West Orange, New Jersey  07834

         (1) The undersigned hereby elects to purchase shares of Common Stock of MICRO HEALTHSYSTEMS, INC., pursuant to the terms of the attached Series A
Warrant, and tenders herewith payment of the purchase price for such shares in full.

         (2) In exercising this Series A Warrant, the undersigned hereby confirms and acknowledges that the shares of Common Stock to be issued upon conversion thereof are being acquired solely for the account of the undersigned and not as a nominee for any other party, and for investment, and that the undersigned will not offer, sell or otherwise dispose of any such shares of Common Stock except under circumstances that will not result in a violation of the Securities Act of 1933, as amended, or any state securities laws.

         (3) Please issue a certificate or certificates representing said shares of Common Stock in the name of the undersigned or in such other name is specified below:



                                                              (Name)


                                                              (Name)


         (4) Please issue a new Series A Warrant for the unexercised portion of the attached Series A Warrant in the name of the undersigned or in such other name as is specified below:



                                                              (Name)


                                                              (Name)



                                    Exhibit B

                              NOTICE OF ASSIGNMENT


         FOR VALUE RECEIVED,  the undersigned  registered owner of this Series A
Warrant hereby sells, assigns and transfers unto the Assignee named below all of the rights of the undersigned under the within Series A Warrant, with respect to the number of shares of Common Stock set forth below:


Name of Assignee                                              Address                                     No. of
Shares








and does hereby irrevocably constitute and appoint Attorney
                                           to make such transfer on
the books of MICRO HEALTHSYSTEMS, INC., maintained for the purpose, with full power of substitution in the premises.

         The undersigned also represents that, by assignment hereof, the Assignee acknowledges that this Series A Warrant and the shares of stock to be issued upon exercise hereof for conversion thereof are being acquired for investment and that the Assignee will not offer, sell or otherwise dispose of this Series A Warrant or any shares of stock to be issued upon exercise hereof or conversion thereof except under circumstances which will not result in a violation of the Securities Act of 1933, as amended, or any state securities laws. Further, the Assignee has acknowledged that upon exercise of this Series A
Warrant, the Assignee shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the shares of stock so purchased are being acquired for investment and not with a view toward distribution or resale.


Dated:




                                                                                                 Signature of
Holder

