Form 10-Q
period 1995-12-31
US SERVIS INC
filed 1996-02-13
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1995 OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                             Yes   _______          No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At February 8, 1996, the registrant had outstanding 6,296,137 outstanding shares of Common Stock, $0.01 par value.

                        US SERVIS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

PART I - FINANCIAL INFORMATION                                             1

         CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 1995 AND
         MARCH 31, 1995                                                    2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND
         THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994                     3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE NINE MONTHS ENDED DECEMBER 31, 1995                4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
         ENDED DECEMBER 31, 1995 AND 1994                                 5,6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENT                        7-9

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             10-13


PART II - OTHER INFORMATION                                              14-16


SIGNATURES                                                                 17


EXHIBIT INDEX                                                            18-21



                                     PART I

                              FINANCIAL INFORMATION


1.       Consolidated Financial Statements as at December 31, 1995

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

US SERVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                               December 31,              March 31,
                                                                                   1995                     1995
                                                                             ------------------------------------------
                                            ASSETS                              (Unaudited)
CURRENT ASSETS
   Cash and equivalents                                                             $7,330,000              $4,121,000
   Accounts receivable, less allowance for doubtful
     accounts of $476,000 and $206,000                                               3,059,000               2,867,000
  Current maturities of notes receivable                                               185,000                 324,000
   Inventories                                                                           6,000                  18,000
   Prepaid and refundable income taxes                                               2,029,000               2,000,000
   Deferred income taxes                                                               264,000               1,014,000
   Prepaid expenses and other current assets                                           741,000                 448,000
                                                                             ------------------       -----------------
             Total Current Assets                                                   13,614,000              10,792,000
                                                                             ------------------       -----------------

PROPERTY AND EQUIPMENT                                                                 986,000               1,235,000
                                                                             ------------------       -----------------

OTHER ASSETS:
   Long-term maturities of notes receivable                                              -                     143,000
   Software technology:
      Purchased, less accumulated amortization of
      $32,000 at December 31, 1995                                                     143,000                  50,000
   Developed, less accumulated amortization
      of $233,000 and $163,000                                                         169,000                 239,000
   Goodwill, less accumulated amortization of
      $266,000 and $193,000                                                          3,679,000               3,552,000
   Deferred income taxes                                                                72,000                  72,000
   Other                                                                               280,000                  29,000
                                                                             ------------------       -----------------
               Total Other Assets                                                    4,343,000               4,085,000
                                                                             ------------------       -----------------

                                                                                   $18,943,000             $16,112,000
                                                                             ==================       =================
                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $398,000                $530,000
   Accrued payroll                                                                     359,000                 567,000
   Accrued restructuring charges                                                     1,212,000               1,664,000
   Other accrued expenses                                                            1,239,000                 852,000
   Deferred income                                                                     284,000                 651,000
   Customers' deposits                                                                 105,000                 121,000
   Other current liabilities                                                           267,000                  50,000
                                                                             ------------------       -----------------
              Total Current Liabilities                                              3,864,000               4,435,000
                                                                             ------------------       -----------------

ACCRUED RESTRUCTURING CHARGES                                                          836,000               1,770,000
                                                                             ------------------       -----------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
   Convertible Redeemable Preferred Stock,
   par value $0.01 per share, 10,000,000 shares
   authorized, 1,500,000 issued and outstanding
   (Liquidation preference  $6,107,000)                                              5,982,000                  -
                                                                             ------------------       -----------------

SHAREHOLDERS' EQUITY:
   Common stock $.01 par value; 30,000,000 shares
   authorized; 6,312,000 and 6,257,000 shares issued                                    63,000                  63,000
   Capital in excess of par value                                                   14,847,000              14,664,000
   Unearned compensation                                                              (252,000)               (742,000)
   Retained earnings (deficit)                                                      (5,011,000)             (2,654,000)
   Subscription receivable                                                            (140,000)               (140,000)
   Note receivable - related party                                                  (1,187,000)             (1,225,000)
                                                                             ------------------       -----------------
                                                                                     8,320,000               9,966,000
   Less Treasury Stock at cost: 15,700 shares                                           59,000                  59,000
                                                                             ------------------       -----------------
              Total Shareholders' Equity                                             8,261,000               9,907,000
                                                                             ------------------       -----------------

                                                                                   $18,943,000             $16,112,000
                                                                             ==================       =================
See accompanying notes to consolidated financial statements.

               US SERVIS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                    -----------------------------------
                                                                        1995                  1994
                                                                    ------------           -------------

REVENUES                                                             12,183,000             11,976,000
                                                                    ------------           -------------
EXPENSES:
  Salaries, wages and benefits                                        9,163,000              9,015,000
  Other selling, general and administrative                           6,559,000              5,452,000
  Depreciation and amortization                                         476,000                929,000
  Restructuring charges (gains)                                        (589,000)              7,021,000
  Interest expense                                                       52,000                  2,000
                                                                    ------------            ------------
     Total expenses                                                  15,661,000             22,419,000
                                                                    ------------            ------------

LOSS BEFORE INCOME TAXES                                             (3,478,000)            (10,443,000)

PROVISION (BENEFIT) FOR FEDERAL AND STATE INCOME TAXES               (1,228,000)             (3,215,000)
                                                                    ------------            ------------
NET LOSS                                                             (2,250,000)             (7,228,000)
                                                                    ============            ============
NET LOSS PER COMMON SHARE                                              (0.38)                   (1.21)
                                                                    ============            ============
WEIGHTED AVERAGE NUMBER OF SHARES
   COMMON SHARES OUTSTANDING                                          6,278,000               5,958,000
                                                                    ============            ============


                                                                              THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                    --------------------------------------
                                                                        1995                   1994
                                                                    -----------              ------------
REVENUES                                                              4,267,000              3,699,000
                                                                    ------------             ------------
EXPENSES:
  Salaries, wages and benefits                                        3,079,000              3,068,000
  Other selling, general and administrative                           2,116,000              1,912,000
  Depreciation and amortization                                         161,000                314,000
  Restructuring charges (gains)                                               0              7,021,000
  Interest expense                                                       16,000                  2,000
                                                                    ------------            ------------
     Total expenses                                                   5,372,000             12,317,000
                                                                    ------------            ------------
LOSS BEFORE INCOME TAXES                                             (1,105,000)             (8,618,000)

PROVISION (BENEFIT) FOR FEDERAL AND STATE INCOME TAXES                 (381,000)             (2,422,000)
                                                                    ============            ============
NET LOSS                                                               (724,000)             (6,196,000)
                                                                    ============            ============
NET LOSS PER COMMON SHARE                                               (0.13)                 (1.01)
                                                                    ============            ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
                                                                      6,296,000               6,133,000
                                                                    ------------            ------------



See accompanying notes to consolidated financial statements.



                   US SERVIS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1995
                                (UNAUDITED)




                                                     CAPITAL IN                                            NOTE
                                  COMMON STOCK       EXCESS OF      UNEARNED    RETAINED     SUBSCRIPTION  RECEIVABLE -  TREASURY
                                SHARES   PAR VALUE   PAR VALUE    COMPENSATION  EARNINGS     RECEIVABLE    RELATED PARTY   STOCK
                               ---------  --------   ----------    -----------  --------     ------------  -------------  -------
BALANCE, MARCH 31, 1995        6,257,000  63,000     14,664,000    (742,000)    (2,654,000)   (140,000)    (1,225,000)     59,000

NINE MONTHS ENDED
DECEMBER 31, 1995:

  Amortization of officer
    stock compensation                                              490,000

  Shares issued in accordance with
    amended plan of merger        55,000                200,000

  Cost of issuing additional shares                     (17,000)

  Allowance for loan collateral impairment                                                                     38,000

  Acretion equal to accrued dividends
    on redeemable preferred stock                                                 (107,000)

  Net Loss                                                                      (2,250,000)
                               ---------  ------     ----------    --------     -----------   ---------    ----------      ------
BALANCE, DECEMBER 31, 1995     6,312,000  63,000     14,847,000    (252,000)    (5,011,000)   (140,000)    (1,187,000)     59,000
                               ---------  ------     -----------   ---------    -----------   ---------    -----------     ------


     See accompanying notes to consolidated financial statements


                                              US SERVIS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                 1995                     1994
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                               (2,250,000)             (7,228,000)
        Adjustments to reconcile net loss to net cash flows
        from operating activities:
                Depreciation and amortization of property and equipment           310,000                 303,000
                Amortization of software technology                                86,000                 546,000
                Amortization of goodwill                                           73,000                  71,000
                Amortization of covertible preferred issue costs                    5,000                   -
                Property, plant and equipment sold                                    -                    30,000
                Provision for losses on accounts receivable                       445,000                  20,000
                Deferred income taxes                                                 -                (1,969,000)
                Amortization of officer stock compensation                        490,000                 145,000
                Allowance for impairment of related party note                     38,000                 201,000
                Changes in operating assets and liabilities-
                                Write off assets in restructuring                     -                 2,628,000
                                Accounts receivable                              (620,000)                527,000
                                Note and installment receivables                  282,000                 368,000
                                Inventories                                        12,000                  (3,000)
                                Prepaid and refundable income taxes               721,000                (902,000)
                                Prepaid expenses and other current assets          45,000                  33,000
                                Other assets                                     (251,000)                  9,000
                                Accounts payable                                 (132,000)                   -
                                Accrued payroll                                  (208,000)                   -
                                Other accrued expenses                            387,000                (164,000)
                                Accrued restructuring                          (1,386,000)              3,998,000
                                Deferred income                                  (408,000)                225,000
                                Income taxes payable                                 -                     53,000
                                Customer deposits and other current liabilities   215,000                  58,000
                                  Net cash flows from operating activities:    (2,146,000)             (1,051,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of treasury stock                                                   -                    (59,000)
        Increase in software technology                                          (125,000)               (134,000)
        Sale of equipment                                                         293,000                  82,000
        Purchase of property and equipment                                       (314,000)               (580,000)
                                  Net cash flows from investing activities       (146,000)               (691,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from convertible preferred stock offering                      6,000,000                   -
        Issue costs for convertible preferred stock                              (130,000)                  -
        Payments of debt                                                          (14,000)               (120,000)
        Cost of listing additional shares                                         (17,000)                  -
        Loans to officers                                                        (338,000)                  -
                                  Net cash flows from financing activities      5,501,000                (120,000)

NET CHANGE IN CASH AND EQUIVALENTS                                              3,209,000              (1,862,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                       4,121,000               4,483,000

CASH AND EQUIVALENTS, END OF PERIOD                                             7,330,000               2,621,000


See accompanying notes to consolidated financial statements.

                                    US SERVIS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                               (concluded)

                                                                             NINE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                                 1995                    1994


SUPPLEMENTAL INFORMATION:
        Interest paid                                                               3,000                   2,000

        Income taxes paid (refunded)                                           (1,949,000)                   -

        Deferred gain on sale-leaseback                                            41,000                    -

        Purchase of treasury stock                                                   -                     59,000

        Value assigned to goodwill relating to shares of common
                stock issued for prior year business acquisition                  200,000                    -

        Transferred from deferred income taxes to prepaid and
                refundable income taxes                                           750,000                    -

        Gross proceeds from issue of convertible preferred stock                6,000,000                    -

        Capitalized issue costs for convertible preferred stock                   130,000                    -

        Acretion equal to accrued dividends on convertible
                preferred stock                                                   107,000                    -



See accompanying notes to consolidated financial statements.

                        US SERVIS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 1995
                                    (UNAUDITED)



Note A - Basis of Presentation:

The consolidated financial statements include all the accounts of US SERVIS, Inc. (f/k/a MICRO Healthsystems, Inc.) and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

Note B - Nature of Business:

The Company is a leading provider of business management services and information management systems. The Company's primary markets are physicians, physician delivery systems, ambulatory departments and at risk networks associated with hospital driven integrated delivery systems. As part of its business management services, the Company has traditionally provided on-site and off-site personnel, billing and accounts receivable management services together with information systems and systems integration services related to these business activities. The Company is currently strengthening these areas and expanding its services and information systems to include: financial and administrative management, clinical information, systems support and management and operational consulting services in critical areas such as at risk contracting and contract management, revenue enhancement and re-engineering of the billing and A/R management activities. The Company, through strategic alliances, has expanded its information systems offerings to include managed care and electronic medical records systems. The Company has also historically been a provider of clinical information systems products and services for various hospital inpatient departments. The Company will be phasing out of this activity. (See Note C below)

Note C - Restructuring Charges

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

As the result of revised cost estimates for certain items included in the original restructuring charge, the Company recorded a restructuring gain of $589,000 for the nine months ended December 31, 1995. The components of the restructuring gain were as follows:



                                                    Three Months Ended                    Nine Months Ended
                                                     December 31, 1995                    December 31, 1995

Decrease in termination costs related to
  former chairman                                    $       -                             $148,000

Decrease in estimated facilities close
  down costs                                               75,000                           830,000

Decrease in estimated legal costs
  associated with the restructuring                       150,000                           150,000

Increase in severance costs                              (225,000)                         (539,000)

Net restructuring gain                               $      -                              $589,000


The changes to the liabilities for accrued restructuring charges during the nine months ended December 31, 1995, were as follows:


                                                         Current                           Long-Term

Balance, March 31, 1995                              $1,664,000                          $1,770,000

Payments                                               (646,000)                             -

Transferred to allowance for doubtful
accounts and other current liabilities                 (200,000)                             -

Net restructuring gain                                     -                               (589,000)

Interest on deferred charges                             12,000                              37,000

Transferred to current from long-term                   382,000                            (382,000)

Balance, December 31, 1995                           $1,212,000                            $836,000


The Company expects the restructuring to be completed during the fiscal year ending March 31, 1996, although payments of certain items - principally, termination costs related to the former Chairman and selected severance costs, will continue for several years.

Note D - Convertible Redeemable Preferred Stock

On October 12, 1995, the Company issued, through a private placement, (i) 1,500,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, (ii) warrants to purchase up to 390,000 shares of the Company's Common Stock at an exercise price of $0.10 per share, and (iii) warrants to purchase up to 198,000 shares of the Company's Common Stock at an exercise price of $3.50 per share, for an aggregate purchase price of $6,000,000. All of the $0.10 warrants are subject to cancellation by the Company under certain circumstances.

As of December 31, 1995, the carrying value of the preferred stock has been reduced by $125,000 of unamortized stock issue costs and increased by $107,000 of acretion equal to accrued dividends. Dividends on the preferred stock accrue at a rate equal to 8% per annum, compounded quarterly. If not earlier paid, preferred dividends are payable on i) redemption, ii) conversion or iii) dissolution of the Company. If not previously converted, the Company is obligated to redeem the preferred stock at a redemption price of $4.00 per share plus accrued dividends in six equal semi-annual installments commencing on October 12, 2000.

After October 12, 1996, the preferred stock is convertible at the option of the holders into an equal number of common shares and under certain circumstances the Company may require conversion. In the event of the Company's liquidation, the holders of the preferred stock are entitled to $4.00 per share plus all accumulated and unpaid dividends.

Note E - Net Loss Per Common Share

The computation of fully diluted net loss per share was antidilutive in each of applicable the periods presented; therefore no separate calculation of fully diluted loss per share was reported. Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. The loss was adjusted by acretions equal to accrued dividends on the Company's preferred stock in the amount of $107,000 for both the nine and three months ended December, 31, 1995.


Note F - Subsequent Event

In December of 1995 the Company was notified that one of its business management services contracts representing approximately 8% of the Company's revenues, would not be renewed so that the client could pursue a plan to bring its outpatient billing and accounts receivable activities in house. The Company anticipates that revenues from this client will decline over the next ninety to one hundred and eighty days as the December 1995 accounts receivable balance is collected. The Company anticipates a modest reduction in manpower as the contract winds down.

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

     Build a sales and contract revenue backlog.

     Develop a strategy with specific programs to strengthen employee morale through education, better communications and the introduction of Total Quality Management principles.

     Downsize and divest under-performing assets.

During the first nine months of fiscal 1996, the Company has made progress in the implementation of several elements of this plan.

                                             LIQUIDITY AND CAPITAL RESOURCES


                                                  December 31, 1995                 March 31, 1995

               Total Current Assets                  $13,614,000                      $10,792,000


               Total Current Liabilities               3,864,000                        4,435,000


               Working Capital                        $9,750,000                       $6,357,000


               Working Capital Ratio to 1                 3.5                              2.4


During the nine months ended December 31, 1995, Working Capital increased $3,393,000 and Cash and Equivalents increased $3,209,000, primarily due to the issuance of $6 million of preferred stock and an income tax refund of $1,949,000 offset by the loss sustained during the first nine months, payments made under the Company's restructuring plan, a modest increase in accounts receivable and modest investments in capital assets.

The Company expects that its cash position will decrease as a result of continued operating losses and investments in capital assets.


                              RESULTS OF OPERATIONS

                                    REVENUES

                                                              Nine Months Ended December 31,


                                                        1995                                     1994

Hospital Services                                    $5,783,000                               $5,768,000

Physician Services                                    4,822,000                                4,695,000

TPA Services                                            258,000                                    -

Clinical Systems                                      1,171,000                                1,369,000

Interest and Other                                      149,000                                  144,000

                                                    $12,183,000                              $11,976,000

For the nine months ended December 31, 1995, the Company's revenues increased $207,000 when compared to the same period in the prior fiscal year. Contributing to this increase were increases in revenues of $127,000 from physician services and $258,000 from TPA Services provided to MetroPlus Health Plan ("MetroPlus"). These increases were partially offset by a $198,000 decrease in revenues from clinical services which, as discussed in the Company's annual report on Form 10-K, (Item 1 - Business - Company Overview) is a business activity that is being phased out so that the Company can focus more intensely on providing practice management services to physicians and contract management services to hospitals.

                                                                   Three Months Ended December 31,


                                                        1995                                     1994


Hospital Services                                     $1,832,000                               $1,777,000


Physician Services                                     1,692,000                                1,509,000


TPA Services                                             258,000
                                                                                    -


Clinical Systems                                         393,000                                  376,000


Interest and Other                                        92,000                                   37,000


                                                      $4,267,000                               $3,699,000

The Company's revenues increased $568,000 during the quarter ended December 31, 1995 as compared to the same quarter in the prior year. A majority of this increase results from a $183,000 increase in revenues from physician services and a $258,000 increase in revenues from TPA services relating to the MetroPlus contract.

                                    EXPENSES

                                                                         Nine Months Ended December 31,


                                                         1995                               1994


Salaries, wages and benefits                          $9,163,000                          $9,015,000
Other selling, general and administrative              6,559,000                           5,452,000
Depreciation and amortization                            476,000                             929,000
Restructuring charges (gain)                            (589,000)                          7,021,000
Interest expense                                          52,000                               2,000


                                                      15,661,000                         $22,419,000


Excluding the $7,610,000 change in restructuring charges (gain) (See Note C), expenses for the nine months ended December 31, 1995, increased $852,000 as compared to the same period in the prior fiscal year. The components of this increase were salaries, wages and benefits ($148,000), other selling, general and administrative expenses ($1,107,000) and interest expense ($50,000) offset by a $453,000 decrease in depreciation and amortization. The $1,107,000 increase in other selling, general and administrative expenses primarily resulted from a $445,000 provision for losses on accounts receivable; increased marketing and sales costs; recruiting expenses associated with several additions to the senior management team; and higher legal, accounting and consulting fees. The decrease in depreciation and amortization resulted from the write-offs of assets included in the restructuring charge during fiscal 1995.

                                                                         Three Months Ended December 31,


                                                        1995                               1994


Salaries, wages and benefits                          $3,079,000                          $3,068,000
Other selling, general and administrative              2,116,000                           1,912,000
Depreciation and amortization                            161,000                             314,000
Restructuring charges (gain)                                -                              7,021,000
Interest expense                                          16,000                               2,000


                                                      $5,372,000                         $12,317,000

Excluding the $7,021,000 restructuring charges (See Note C), expenses for the three months ended December 31, 1995, increased $76,000 as compared to the same period in the prior fiscal year. The components of this increase were salaries, wages and benefits ($11,000), other selling, general and administrative expenses ($204,000) and interest expense ($14,000) offset by a $153,000 decrease in depreciation and amortization. The $204,000 increase in other selling, general and administrative expenses primarily resulted from increased marketing and sales costs; recruiting expenses associated with several additions to the senior management team and higher legal, accounting and consulting fees. The decrease in depreciation and amortization resulted from the write-offs of assets included in the restructuring charge during fiscal 1995.

                                    NET LOSS


For the nine months ended December 31, 1995, the Company reported a net loss of $2,250,000 or $.38 per common share compared to a net loss of $7,228,000 or $1.21 per common share during the same period last year.

For the quarter ended December 31, 1995, the Company reported a net loss of $724,000 or $.13 per common share compared to a net loss of $6,196,000 or $1.01 per common share during the same quarter last year.

                           PART II -OTHER INFORMATION


Item 1       -    Litigation

                  The Company has no material litigation pending.


Item 2       -    Changes in Securities

                  On October 11, 1995, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares to 40,000,000 shares from 10,000,000 shares, including an increase in the authorized shares of Common Stock, par value $.01 per share ("Common Stock"), to 30,000,000 shares from 10,000,000 shares, and the establishment of a class of 10,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock").

                  The Amended and Restated Certificate of Incorporation authorizes the Board of Directors to provide for the issuance of the Preferred Stock in series, to establish the number of shares to be included in each such series and the designations, preferences and relative, participating, optional, conversion or other special rights, and qualifications, limitations or restrictions, of such shares. Classes or series of shares of Preferred Stock could be given voting and conversion rights which could dilute the voting power and equity of holders of Common Stock and could have preference over the Common Stock with respect to dividends and liquidation rights. The existence of authorized but unissued and unreserved shares of Common Stock and shares of Preferred Stock of the Company may enable the Board of Directors to issue shares to third parties which could render more difficult or discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise.

                  On October 12, 1995, the Company, pursuant to the terms of a certain Series A Convertible Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"), by and among Frontenac VI Limited Partnership ("Frontenac VI"), a trust established for the benefit of the descendents of Robert E. King and Morgan Holland Fund II, L.P. (collectively, the "Purchasers") and the Company, sold to the Purchasers, through a private placement, (i) 1,500,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Convertible Preferred Shares"), warrants to purchase up to 390,000 shares of the Company's Common Stock at an exercise price of $0.10 per share and warrants to purchase up to 198,000 shares of the Common Stock at an exercise price of $3.50 per share for an aggregate purchase price of $6,000,000.

                  Pursuant to the terms of the Purchase Agreement and the Certificate of Designation filed to establish the terms of the Series A Convertible Preferred Shares (i) so long as any Series A Convertible Preferred Shares remain outstanding, without the consent of holders of a majority of the Series A Convertible Preferred Shares then outstanding, the Company is not permitted to redeem, purchase or otherwise acquire directly or indirectly any junior securities, nor is the Company permitted to directly or indirectly pay or declare any dividend or make any distribution upon any junior securities, until all accumulated dividends on the Series A Convertible Preferred Shares are paid;
(ii) upon any liquidation, dissolution or winding up of the Company, each holder of Series A Convertible Preferred Shares will be entitled to be paid, before any distribution or payment is made upon any of the Company's equity securities that rank junior to the Series A Convertible Preferred Shares (including shares of Common Stock), a preferred liquidation amount in cash, plus all accrued and unpaid dividends; (iii) so long as at least 300,000 Series A Convertible Preferred Shares are outstanding and so long as Frontenac VI holds a majority of such Series A Convertible Preferred Shares, the holders of the

Series A Convertible Preferred Shares, voting as a single class, shall be entitled to elect one member of the Company's Board of Directors, and the director elected by the holders of Series A Convertible Preferred Shares shall be designated a member of the Executive Committee or an equivalent committee of the Board of Directors; (iv) the Board of Directors shall not at any time consist of more than twelve (12) members without the approval of the director elected by the Series A Convertible Preferred Shares; and (v) as long as at least 300,000 Series A Convertible Preferred Shares remain outstanding, without the consent of the holders of a majority of the Series A Convertible Preferred Shares, the Company will not be permitted to alter or change the rights, preferences or privileges of the Series A Convertible Preferred Shares with respect to payment or dividends or the distribution of assets upon liquidation.

                  A complete description of the Amended and Restated Certificate of Incorporation, the Purchase Agreement and the Certificate of Designation establishing the term of the Series A Convertible Preferred Shares is included in the definitive Proxy Statement for the 1995 Annual Meeting of stockholders of the Company, and is incorporated herein by reference.


Item 3       -    Defaults Upon Senior Securities

                  None


Item 4       -    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholder on October 10, 1995. At the annual meeting, the following matters were submitted to a vote of the stockholders:

        a) The stockholders approved a proposal to amend and restate the Company's Certificate of Incorporation to increase the authorized common stock of the Company, $.01 par value per share, from 10,000,000 to 30,000,000 shares, and to authorize 10,000,000 shares of preferred stock of the Company, par value $.01 per share. This proposal was approved with 3,677,423 shares voted for, 135,697 shares voted against and 25,842 shares abstaining.

        b) The stockholders approved a proposal to change the name of the Company from "Micro Healthsystems, Inc." To "US Servis, Inc." This proposal was approved with 3,223,316 shares voted for, 100,429 shares voted against and 515,154 shares abstaining.

        c) The stockholders approved the issuance in a private sale of units consisting of (i) 1,500,000 shares of the Company's Series A Convertible Preferred Stock, (ii) warrants to purchase 390,000 shares of the Company's Common Stock at $0.10 per share and (iii) warrants to purchase 198,000 shares of the Company's Common Stock at $3.50 per share, for an aggregate consideration of $6,000,000. This proposal was approved with 3,667,022 shares voted for, 143,694 shares voted against and 18,246 shares abstaining.

        d) The stockholders elected the following eight directors to serve until the 1996 Annual Meeting of the stockholders of the Company:
             Graham O. King, Robert E. King, S.M. Caravetta, James A. Pesce, Stanford J. Goldblatt, Robert C. Bowers, Frederick R. Blume, James E. Cowie. Each director was elected with a minimum of 3,768,090 shares voted for,and a maximum of 70,872 shares withheld.

        e) The stockholders approved a plan to restructure the Company into a holding company by transferring certain assets of subsidiaries to the Company and merging certain other subsidiaries. This proposal was approved with 3,714,795 shares voted for, 110,727 shares voted against and 13,440 shares abstaining.

             A complete description of each of the matters voted on at the Annual Meeting is included in the definitive Proxy Statement for the Annual Meeting, and is incorporated herein by reference.

Item 5       -    Other Information

                  None


Item 6       -    Exhibits and Reports on Form 8-K

                  (a) Exhibits: the exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the
                           Exhibit Index that follows the signature page.

                  (b) Reports on Form 8-K; No report on Form 8-K was file during the first six months of the fiscal year ending March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              US SERVIS, INC.
                                                              (Registrant)


Date:        February 8, 1996                        By:      __________________________________ (L.S.)
                                                              Graham O. King
                                                              Chairman of the Board and
                                                              Chief Executive Officer


Date:        February 8, 1996                        By:      ___________________________________ (L.S.)
                                                              Michael B. Loscalzo
                                                              Principal Accounting Officer and
                                                              Chief Financial Officer





                                  EXHIBIT INDEX


       Exhibit No.                                         Description                                           Page

          3(1)          By-Laws. (I)                                                                               *

          3(2)          Amended and Restated Certificate of Incorporation of the Registrant. (XVII)                *

           3(3)          Certificate of Designation Relating to the Series A Convertible Preferred Stock            *
                        of the Registrant. (XVII)

          4(1)          Form of warrant to purchase in the aggregate up to 390,000 shares of the                   *
                        Registrant's Common Stock at an exercise price of $0.10 per share, such warrants issued October 12, 1995. (XV)

          4(2)          Form of warrant to purchase in the aggregate up to 198,000 shares of the                   *
                        Registrant's Common Stock at an exercise price of $3.50 per share, such warrants issued October 12, 1995. (XV)

           10(1)         Lease date March 31, 1986, between Skyline Associates, Inc. And Digital Equipment          *
                        Corporation relating to the premises located at 414 Eagle Rock Avenue, West
                        Orange, New Jersey. (I)

           10(2)         1986 Stock Option Agreement. (I)                                                           *

           10(3)         Service Agreement between the Registrant and Digital Equipment Corporation. (I)            *

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

           10(8)         Guaranty of the Registrant in favor of Baxter Healthcare Corporation, dated as of          *
                        October 1, 1990. (IV)

           10(9)         Complimentary Marketing Agreement between International Business Machines                  *
                        Corporation and the Registrant. (V)

          10(10)         Service Agreements between Digital Equipment Corporation and the Registrant. (V)           *

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


                                  EXHIBIT INDEX


     Exhibit No.                                        Description                                             Page

       10(14)       Option Registration Rights Agreement by and Between the Registrant and Stephen G.            *
                    Sullivan, dated June 14, 1991. (IV)

        10(15)       Employment Contract between the Registrant and S.M. Caravetta. (VII)                         *

        10(16)       Employment Contract between the Registrant and James A. Pesce. (VII)                         *

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

        10(18)       Employment Agreement, dated as of January 1, 1993, between Management-Data Service,          *
                    Inc., the Registrant and David K. Vanco. (VIII)

        10(19)       Registration Rights Agreement between David K. Vanco and the Registrant, dated as            *
                    of December 31, 1992. (VIII)

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

        10(23)       Term Loan Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and          *
                    Registrant. (X)

        10(24)       Guarantee Modification Agreement, dated as of December 13, 1993, between Stephen G.          *
                    Sullivan and the Registrant. (X)

        10(25)       Escrow Agreement, dated as of December 13, 1993, between Stephen G. Sullivan,                *
                    Registrant and Crummy Del Deo Dolan Griffinger & Vecchione. (X)

        10(26)       Termination Agreement relating to the Baxter Distribution/Sales Representation               *
                    Agreement, dated December 17, 1993. (X)

       10(27)       Amendment to Agreement and Plan of Merger between the Registrant and                         *
                    Management-Data Services, Inc., dated April 8, 1994. (XI)

        10(28)       Amendment to Employment Agreement between David K. Vanco and the Registrant, dated           *
                    April 8, 1994. (XI)

        10(29)       Employment Agreement, dated as of October 12, 1994, between the Registrant and               *
                    Graham O. King. (XII)

        10(30)       Option Agreement, dated as of October 12, 1994, between the Registrant and Graham            *
                    O. King. (XII)

        10(31)       Registration Agreement, dated as of October 12, 1994, between the Registrant and             *
                    Graham O. King. (XII)

        10(32)       Stockholder Agreement, dated as of October 12, 1994, between the Registrant and              *
                    Graham O. King. (XII)

        10(33)       S.M. Caravetta Termination Agreement between S.M. Caravetta and the Registrant,              *
                    dated as of October 12, 1994, as amended. (XII)






                                  EXHIBIT INDEX


     Exhibit No.                                         Description                                             Page

       10(34)       Letter of Intent, dated June 26, 1995, between the Registrant and Frontenac VI                *
                    Limited Partnership. (XIV)

       10(35)       Registrant's Amended 1993 Stock Option Plan. (XIV)                                            *

        10(36)       Registrant's Amended 1994 Stock Option Plan for Non-Employee Directors. (XIV)                 *

        10(37)       Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated July 18,           *
                    1995, by and among the Registrant, a trust established for the benefit of descendents of Robert E. King, Frontenac VI Limited Partnership and Morgan Holland
                    Fund II, L.P. (XV)

        10(38)       Promissory Note of Graham O. King, dated June 14, 1995, payable to the Company. (XVI)         *

        10(39)       First and Second Amendments to Series A Convertible Preferred Stock and Warrant               *
                    Purchase Agreements dated July 31, 1995 and October 10, 1995, respectively.

        10(40)       Registration Agreement, dated October 12, 1995, by and among the Registrant, a trust          *
                    established for the benefit of the descendants of Robert E. King, Frontenac VI
                    Limited Partnership and Morgan Holland Fund II, L.P. (XV)









                             NOTES TO EXHIBIT INDEX


      Note No.                                                     Description

         (I)   Incorporated  by reference  from the Form S-18  Registration
               Statement of the Registrant, dated June 10, 1986.

        (II)   Incorporated by reference from Amendment No. 1, dated September 6, 1986, to the Form S-18 Registration
               Statement of the Registration

        (III)  Incorporated by reference from the Registrant's  Form 10-K, dated
               June 18, 1990.


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


       (XIII) Incorporated by reference from the Registrant's  Form 10-Q, dated
              November 11, 1994.


        (XIV) Incorporated by reference from the Registrant's  Form 10-K, dated
              June 26, 1995.


        (XV)  Incorporated by reference from the Registrant's Form 10-K/A,  dated
              July 24, 1995.


        (XVI) Incorporated by reference from the Registrant's  Form 10-Q, dated
              August 10, 1995.


       (XVII) Incorporated by reference from the Registrant's Form 10-Q, dated November 10, 1995




                                     21