Form 10-K
period 1996-03-31
US SERVIS INC
filed 1996-06-28
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 of 15(d) of the
                         Securities Exchange Act of 1934

                    For the Fiscal year ended March 31, 1996
                        Commission File Number 0-15352NY

                                 US SERVIS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                           22-2467332
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation)

414 Eagle Rock Avenue, West Orange, New Jersey                         07052
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K. [     ]


At June 24, 1996, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $16,000,000.

At June 24, 1996, the registrant had 6,296,000 outstanding shares of Common Stock, par value $0.01 per share, and 1,500,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share.

                      Documents Incorporated by Reference:

Specified portions of the US Servis, Inc. proxy statement to be distributed in connection with the registrant's 1996 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
ITEM 1:      BUSINESS..............................................................................................  1
             Company Overview......................................................................................  1
                Company Mission and Primary Goal...................................................................  1
                Changes in Company Focus and Management............................................................  1
                Company's Principal Markets........................................................................  2
             Industry Overview.....................................................................................  3
                Hospital Billing and Accounts Receivable Management Services.......................................  4
                Physician Practice Management Services.............................................................  5
             Company's Business and Clients........................................................................  6
                Information Systems................................................................................  7
                Ambulatory Care Management System (ACMS(TM)).......................................................  8
                1996 Financial Information..................................................................  9
             Company's Business Strategy........................................................................... 10
             Competition........................................................................................... 12
             Operations and Employees.............................................................................. 13
             Board of  Directors................................................................................... 15
             Executive Officers of the Company..................................................................... 16

ITEM 2:      PROPERTIES............................................................................................ 19

ITEM 3:      LEGAL PROCEEDINGS..................................................................................... 19

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................... 19

ITEM 5:      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS............................. 20

ITEM 6:      SELECTED FINANCIAL DATA............................................................................... 21

ITEM 7:      MANAGEMENT'S DISCUSSION OF FINANCIAL RESULTS.......................................................... 22
             General............................................................................................... 22
             Liquidity and Capital Resources....................................................................... 23
             Results of Operations................................................................................. 24
             1996 Compared to 1995................................................................................. 25
             1995 Compared to 1994................................................................................. 26

ITEM 8:      FINANCIAL STATEMENTS AND SCHEDULES.................................................................... 27

ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................. 27

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................... 27

ITEM 11:     EXECUTIVE COMPENSATION................................................................................ 27

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................ 27

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................ 27

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................... 28
                                    (i)

ITEM 1:  BUSINESS

COMPANY OVERVIEW US Servis, Inc. (formerly MICRO Healthsystems, Inc.), together with its subsidiaries ("US Servis" or the "Company"), is a professional management company that provides outsourced business management and information management services to physician networks, hospital business offices, and ambulatory centers. The Company's primary market area is integrated delivery systems organized by hospitals and hospital systems. As healthcare providers encounter more competition, higher managed care penetration and increased pressure to provide more comprehensive services with fewer resources, the Company's management believes that the managers of integrated delivery systems will have sound business reasons to contract with a professional management company such as US Servis.


COMPANY MISSION The Company's mission is to provide superior, cost-effective business management and information management services that support its customers' efforts to improve their strategic position and financial performance and relieve them of their administrative burdens so they can focus on the delivery of healthcare services.


COMPANY GOAL The Company's primary goal is to develop a leadership position in the healthcare business management services industry. Management believes this goal will be achieved through strong internal growth, strategic alliances and selected acquisitions. The accomplishment of these tasks will allow the Company to develop a national network of regional service centers capable of providing high quality, cost effective business and information management services to the Company's clients. The Company's development of a southern Florida processing center is the first step in the implementation of the Company's goal to develop a national network of regional service centers.


CHANGES IN COMPANY FOCUS AND MANAGEMENT During fiscal 1996, the Company achieved the following key goals:

o Refocused on its expertise in business management services, proprietary software, and the Company's proven ability to improve operating efficiency and cash flow through its performance based management agreements.

o        Recapitalized  the Company in order to provide resources for expansion;
         raised $5.9 million through the placement of preferred stock and warrants.

o Recruited new, experienced individuals to the Board of Directors and the Senior Management Team.

o Expanded and upgraded the Company's sales and customer service departments.

o Solidified the existing client base through contract renewals and extensions.

o Contracted significant new revenue, representing approximately $5.8 million of incremental 1997 revenue.

Prior to the appointment of the current senior management team, the Company's primary focus had become the development and marketing of clinical information systems. Although the Company has provided business management services and financial information systems to hospitals and physicians for the past 25 years, prior to fiscal 1995, these activities were considered a secondary line of business. During fiscal 1995 and 1996, the Company refocused its resources on its core business -- providing business management services and information management services to physicians and hospitals .

 COMPANY'S PRINCIPAL MARKETS

PHYSICIAN PRACTICE MANAGEMENT Physician practice management services are business management services that address the non-clinical, administrative aspects of a medical practice. The company focuses on providing these services primarily to physicians affiliated with or owned by hospital driven integrated delivery systems. Activities typically provided under a physician practice management agreement include the recruitment, training, supervision, and evaluation of the non-clinical staff, billing and accounts receivable management, financial management and reporting, practice development and contract negotiations with payors, and the development and implementation of management information systems. More recently, physician practice management services have expanded to include the formation, development and operation of physician networks in an effort to position the participating physicians and their sponsoring organizations to better respond to the pressures of managed care.

The  Company  provides  billing,  accounts  receivable  management,  information systems, and other business management services to approximately 2,000 physicians. These services are provided by Company personnel operating out of three business service centers located in northern New Jersey, suburban Chicago, Illinois and Fort Myers, Florida. Billing, accounts receivable management, and information systems management are core competencies of the Company and represent the majority of the Company's physician practice management revenues. The Company's physician clients cover a broad range of medical specialists and sub-specialties, including hospital based physicians (anesthesiologists, radiologists, pathologists, emergency room physicians, etc.), office based specialties (cardiologists, surgeons, etc.) and primary care physicians (general practitioners and family physicians, internists, pediatricians and obstetricians/gynecologists).

The Company's management believes physicians are becoming increasingly sensitive to the business aspects of medical practice, and are looking for managerial expertise and technology to help manage the complexities of their practices. Management believes that the Company's size, commitment to superior client service, expertise in critical areas such as billing, accounts receivable and practice management, and proprietary software give the Company a competitive advantage over "in-house" alternatives, small billing and collection companies and large, highly centralized national companies that also offer these services to physicians and physician networks.


HOSPITAL BUSINESS OFFICE MANAGEMENT The Company also provides information systems and management services to hospital business offices and free standing ambulatory care centers. These services, frequently referred to as business management services, are provided under the "contract management model." Under a contract management model, a provider of inpatient or outpatient healthcare services outsources all or a portion of the activities associated with its business offices. Traditionally, healthcare providers have embraced contract management for certain "hotel" services (dietary, housekeeping, maintenance) associated with their operations. More recently, hospital boards and executives have embraced the "outsourcing" of activities as diverse as information systems management (facility management), billing and accounts receivable management, clinical engineering, and certain clinical services including laboratory, radiology, physical medicine and rehabilitation. In a business or contract management engagement, the Company interfaces its proprietary software to the client hospital's information system, thereby providing the client with a powerful information systems tool, hires and manages the billing and accounts receivable management staff and directs the client hospital's cash collection activities.

OUTSOURCING SERVICES FOR MANAGED CARE ORGANIZATIONS ("MCOs") The Company also provides member and claims processing services to Managed Care Organizations. These MCOs may be independent free standing health maintenance organizations ("HMOs") or MCOs affiliated with hospital based integrated delivery systems. Specific services provided to MCOs include claims adjudication, coordination of benefits, third party liability management, providers/member services, premium billing and collection, information systems, and information systems management and decision support reporting.

The Company also provides clients access to its Ambulatory Care Management Information Systems ("ACMS (TM)") software through perpetual or "on-site" license arrangements and through remote computing system timesharing agreements that utilize the resources of one of the Company's service centers.

The Company's management believes that acute and ambulatory care providers, including physicians, physician networks and managed care organizations, will increase utilization of the contract management model and/or the remote computing system model as they address the increased cost, volume and complexity of their billing and cash collection activities. Management further believes that the Company's proprietary software, experience and management expertise provide a cost effective alternative to the in-house approach historically pursued by many providers of healthcare services.


INDUSTRY OVERVIEW

The  United  States  Healthcare  Financing   Administration  ("HCFA")  estimated
healthcare expenditures in the United States for 1994 at $1 trillion, representing more than 16% of the Gross National Product ("GNP"), an increase from $666 billion, or 12% of GNP, in 1990. Of this amount, expenditures for hospital services totaled $400 billion and expenditures for physician services were $195 billion. As is obvious from the national attention focused on the U.S. healthcare delivery system, government, employers, insurance companies, and consumers are all pressuring providers to stabilize or reduce costs and to improve access. In response to this pressure, providers have moved more and more of the focus of healthcare out of the institutional, inpatient setting into less costly alternative sites that include physician's offices, ambulatory/outpatient centers and alternative care sites. Based on information released by HCFA, between 1981 and 1991, the number of hospital admissions declined by 15% while the number of hospital outpatient visits increased from 92 million to 360 million. During the same period the percentage of the national healthcare dollars spent on physician and professional services increased by 18%.

These trends, together with increased penetration of health maintenance organizations and other pre-paid health plans, have made it increasingly difficult for physicians, hospitals, hospital outpatient departments and free standing ambulatory care centers to manage the administrative complexities associated with delivering care and receiving payment for the services they provide.

Healthcare providers receive payment for medical services from the patients they serve and a variety of third party payors, including employers, private insurance companies, the Medicare program and state Medicaid programs. Healthcare providers are under increasing pressure to accept the assignment of insurance benefits from their patients and assume the primary responsibility for obtaining payment from third party payors. The task of collecting these third party payments is frequently made more difficult by the need to submit payor specific claims forms, secure pre-approval from the payor before care is provided and reconcile payments to submitted claims.

The Company's management believes that shifts in the structure of the healthcare delivery system, efforts to optimize revenue, convert accounts receivable to cash more quickly, and more effectively manage the business of healthcare have increased the demand for the types of services the Company offers. The Company's management also believes that the changes currently underway in today's healthcare environment, including healthcare reform initiatives, create an opportunity for the Company to expand its scope of services and the number of clients served. The Company's existing client base and performance based fee structure provide the resources to support its migration from its current strength, providing billing and accounts receivable management services, to a provider of comprehensive contract management services to hospital and non-hospital driven integrated delivery systems, and physician practice management services to physicians and physician delivery systems.


HOSPITAL BILLING AND ACCOUNTS RECEIVABLE MANAGEMENT SERVICES Hospitals and free standing ambulatory care centers have historically relied upon their own personnel and in-house or turnkey software systems to manage their billing and accounts receivable activities. Because the healthcare industry has had a historical focus on care, the policies, procedures and information systems developed to support patient management, scheduling, billing and accounts receivable management activities have historically been designed to meet the needs of inpatient billing and accounts receivable management. As the volume of outpatient activity increases (in the outpatient setting the number of transactions is very high and the dollar volume per transaction is low), hospitals and free standing ambulatory care centers have found it increasingly difficult to manage their workloads and efficiently convert their accounts receivables to cash. Management believes that the trend towards more outpatient activity and the lack of information systems to meet the needs of the outpatient market presents the Company with a unique opportunity to build on its base of expertise and increase the number of clients served. Management further believes that the business of providing billing and accounts receivable management services to hospital business offices, and free standing ambulatory care centers is relatively new, and that the demand for such services will increase and that its core competency in the outpatient ambulatory area will provide opportunities to expand its contract management activities into inpatient billing and accounts receivable management.

Outpatient Contract Management services are typically provided to hospitals with over 50,000 outpatient visits per year. According to HCFA, hospital revenues exceeded $400 billion in 1993. Management believes that an estimated 5% or $20 billion of this total is spent on business office services. Management estimates that 50% of the country's hospitals are candidates to outsource business office activities to third parties. Recognizing that 20% to 40% of hospital revenues is currently derived from outpatient/ambulatory activity, management estimates a $2 to $4 billion potential market. The Company's 1996 revenues attributed to hospital outpatient and ambulatory billing and accounts receivable management were $7.2 million.

The Company has recently been selected to provide inpatient billing and accounts receivable management services to a prominent New York healthcare provider. Management believes the Company can use its experience in providing business management services to develop additional inpatient billing and accounts receivable clients.


PHYSICIAN PRACTICE MANAGEMENT SERVICES The market for business and practice management services to hospital based physicians and specialists is well established. These physicians have historically been willing to utilize the services of outside vendors to manage not only their billing and accounts receivable management activities but in many cases all of the non-clinical, administrative activities of their practices. Based on American Medical
Association data, management estimates that there are approximately 350,000 hospital based physicians and specialists practicing in the United States.

Due to the size and financial characteristics of their practices, primary care physicians (i.e., family practitioners, general internists, pediatricians and obstetrician/gynecologists) have historically not been significant users of practice management services. Management believes, however, that as primary care physicians aggregate into larger practice groups and more administrative responsibilities are placed on them by managed care companies, they will increasingly utilize comprehensive practice management billing and accounts receivable management services to optimize their revenue and minimize the non-clinical cost characteristics of their practices. Based on American Medical Association data, management estimates that there are approximately 250,000 primary care physicians practicing in the United States.

According to HCFA, in 1993 physicians generated revenues of $195 billion and spent 8% of revenues, or $15.6 billion, on non-clinical administrative activities. Estimates provided by industry analysts indicate that the fifty largest physician practice management companies accounted for less than 7% of the total amount spent on non-clinical administrative activities. One of the Company's goals is to become a leading provider of business management systems and services to the nation's 600,000 physicians. The Company currently provides billing, accounts receivable management services and information systems and services to approximately 2,000 physicians. The Company's 1996 revenues associated with these services were $6.4 million. Management believes that the Company can grow internally by (a) encouraging more practices that insource billing and accounts receivable management services to outsource this activity,
(b) winning business away from smaller, less technologically advanced competitors, (c) winning business from customers dissatisfied with the services provided by large firms, (d) selling add-on services to existing customers, and
(e) supplementing internal growth through selected strategic acquisitions. Although, there are a number of active buyers of billing services and practice management companies in the U.S., management believes that it will be able to establish relationships with companies that identify with the Company's mission and that some of these relationships will lead to acquisitions or other mutually beneficial arrangements. Management believes that there may be as many as 1,200 local and regional companies in the U.S. providing business management, billing and accounts receivable management services to physicians and physician delivery systems. Management believes that these companies represent acquisition opportunities because they are typically undercapitalized and frequently in need of management, sales and marketing assistance and information systems.


COMPANY'S BUSINESS AND CLIENTS US Servis is a professional management company that provides a portfolio of business management services to: hospital business offices; free standing ambulatory care centers or those affiliated with integrated delivery systems; hospital based physicians; multi-specialty and sub-specialty group practices; independent solo practitioners; emerging physician delivery systems and managed care organizations, including those affiliated with or owned by hospitals or hospital driven integrated delivery systems. The Company's portfolio of business management services includes billing and accounts receivable management, claims management, and related consulting services, practice evaluation, practice performance monitoring and the formation and management of physician delivery systems. These management services are provided on an outsourced basis by US Servis to its clients. With regard to billing and accounts receivable management services, the Company typically enters into contracts with its clients under contingent fee arrangements that have historically been based upon a percentage of cash collected. The Company typically bills clients on a monthly basis for services provided during the immediately preceding month. The Company's fees for hospital inpatient and outpatient contract management and physician billing and accounts receivable management services range from 2% to 10% of collections depending upon the size of the client and type of patients served. During fiscal 1996, approximately 66% of the Company's revenues involved performance based fees. Although receipt and timing of these payments is contingent upon payment of payors, and certain payors (such as state Medicaid agencies) may accrue substantial outstanding bills prior to payment, the Company's management does not believe that governmental or other payment practices will have a material effect on the Company's working capital needs or short term liquidity.

In performing billing and accounts receivable management services for its clients, the Company obtains relevant demographic, financial and clinical information from its clients on paper forms, magnetic tape and through direct interfaces with client in-house information computer systems. The demographic and medical records information is then entered (or transferred) into the Company's proprietary billing and accounts receivable management system. The system then generates claims, follow-up notices and other related correspondence for patients and third party payors. In some situations the Company utilizes physician practice management and hospital inpatient billing and accounts receivable management systems that have been developed by other companies and subsequently leased or purchased by the Company's clients. The Company assigns an account manager to each major hospital business management services client. The account manager is an experienced accounts receivable professional who manages the Company's business management activities, including initial billing, monitoring third party payors' responses to claims, the collection of amounts due under claims, the receipt of such payment amounts by the client and the collection of co-payments or amounts due on account of uncovered services. The Company, working through the account manager, provides clients with periodic status reports and analyses of the Company's contract management performance and uses these reports to conduct periodic meetings with client management. In addition to billing and accounts receivable management, the Company also provides consulting, accounting, financial reporting, network development and contract/payor negotiation services.

In addition to business management services provided in the manner described above, the Company also provides remote computing services. Under its remote computing service agreements, the Company provides clients with access to its proprietary Ambulatory Care Management System(TM) through a remote services agreement that allows the client to utilize the capabilities of one of the Company's three service centers. Remote computing service clients typically pay the Company a fixed monthly fee that entitles the client's personnel access to the Company's hardware and software as the information systems vehicle to assist in the management of scheduling, registration, billing and accounts receivable management activities. The Company provides remote computing services to hospitals, free standing ambulatory care centers and physician groups. During Fiscal 1996, approximately 11.1% of the Company's revenue was derived from remote computing service operations.

In the delivery of services to managed care organizations, the Company provides a comprehensive set of business solutions, information and administrative services around its core managed care information systems product, the ACMS Managed Care Module/MG 400. Contract business management services to managed care organizations are typically provided in a remote computing system environment with the MG/400 processor located in the Company's data center and terminals connected via communication lines, located at the managed care organization's site and the claims processing and adjudication center. The system is tailored to the client's needs by Company personnel and used by the client personnel and the Company's on-site staff as the information processing tool to support claims processing, coordination of benefits, authorization and referral processing, enrollment and membership services.

The Company has also historically made its software available under traditional turnkey software licenses agreements. Under these arrangements, a client enters into a license agreement that entitles it to use the Company's software on its hardware, or hardware acquired through the Company and located at the client's site. During Fiscal 1996, approximately 10.9% of the Company's revenue was derived from turnkey licensing operations. The Company has de-emphasized its turnkey software activities so that resources can be directed toward its business and information management services.


INFORMATION SYSTEMS The information systems used to support the Company's business management services operate on IBM AS/400 and RS/6000 computers, various processors manufactured by Digital Equipment Corporation ("DEC"), and personal computers.


AMBULATORY CARE MANAGEMENT SYSTEM (ACMS(TM)). The Company's proprietary application software, Ambulatory Care Management System (ACMS(TM)), is an integrated information system designed to meet the requirements of hospital outpatient departments, free standing ambulatory care centers, hospital based physicians, multi-specialty and sub-specialty group practices and physicians. ACMS is at the core of the Company's business management and remote computing services strategy. Some of the software modules that make up ACMS have been and will be developed by other firms and reflect the Company's implementation of a "best of breed" information systems product development strategy for hospital ambulatory services. ACMS is comprised of modules developed by the Company that are available for implementation and will include other modules that are under development. Modules developed by other companies are being integrated with the Company's existing, in-house developed modules in order to create a comprehensive ambulatory care management system capable of addressing the business and clinical aspects of care management.

As part of its "best of breed" strategy, the Company has established a number of agreements under which the Company agrees to integrate certain high quality, functionally robust software products into its core information systems and market those systems through its sales and marketing organization. In early 1995, agreements were executed with UniHealth Ventures and MedicaLogic Inc. to provide managed care and automated medical records software modules for incorporation into ACMS.

ACMS  consists  of  four  modules:  Infinity(TM),   Alliant(TM),  MG400(TM)  and
Logician(TM).

The Infinity module has been specifically designed and is maintained by the Company to meet the practice management requirements of medical groups and physician delivery systems. The medical management module meets the needs of a variety of modern medical practices, including hospital and community based physician groups, multi-specialty group practices, and primary care networks.
Infinity's major applications include billing and accounts receivable management, appointment/resource scheduling, clinical information management, decision support, and interface support.

The Alliant module was developed by the Company to meet the complex ambulatory billing, accounts receivable and collections requirements of hospital outpatient departments, clinics, emergency rooms, and ambulatory care centers. Alliant is designated to assist providers in managing the high volume, low per unit revenue transactions associated with the delivery of ambulatory services. The module's features include integrated and streamlined triage, on-line registration and check-in, unlimited patient data retention, complete third-party/patient bills, recurring patient processing, automatic calculation and posting of third-party/patient bills, recurring patient processing, automatic calculation and posting of third-party billing, complete bad-debt system, on-line patient/financial history, automatic rebilling, payor follow-up and write-off parameters, appointment scheduling, pre-registration, complete statistical data capture, an integrated text writer, and an ad-hoc report generator.

The Medical Care Processing module of ACMS is Logician, developed by MedicaLogic of Beaverton, Oregon. Logician will be fully integrated with ACMS and marketed by the Company under a joint venture agreement executed in 1995. Logician automates the creation, access, updating, secured sharing and storage of patient records.

The Managed Care module of ACMS is the MG400. The MG400 was developed by UniHealth Ventures Systems of Burbank, California, and is widely used by medical groups, HMOs, IPAs, PPOs and MSOs. The MG400 product is marketed by the Company under a joint venture agreement that gives the Company exclusive use of the MG400 product in contract practice management situations. The MG400 module provides full integration of membership, claims and financial administration and performs precise validation of carrier, plan and member records.


1996 FINANCIAL INFORMATION During 1996, the Company's business management services provided to hospitals, physicians and managed care organizations represented approximately 73.5% ($11.9 million) of total revenues. Approximately 50% ($5.9 million) of these business management services revenues were derived from physicians; 45% ($5.4 million) were attributed to the Company's hospital client base and 5% ($589,000) related to the Company's managed care clients.

Business management services provided to the Company's hospital clients are typically provided under long-term service agreements of up to five years. During 1996, the Company had four major outpatient hospital clients. The 1996 revenues associated with these clients were approximately 32.8% ($5.3 million) of 1996 total revenues. The Company has negotiated contract extensions with two of these clients, which represented 18.4% ($3.0 million) of 1996 revenues. Both extensions involve an expanded scope of services. One of the Company's major outpatient clients elected not to renew its contract management agreement with the Company, and brought its billing and accounts receivable management back "in-house". During 1996, this client represented 6.6% ($1.1 million) of the Company's total revenues. Management does not believe that the loss of this revenue will have a material adverse effect on the Company's performance.

Practice management services provided to physicians and physician groups typically are provided under agreements having an initial term of three (3) years automatically renewable on an annual basis following the end of the initial term. These contracts typically provide for cancellation for cause upon ninety (90) days written notice. The Company has historically experienced very few cancellations of physician contract management agreements. As of March 31, 1996, the Company provided billing, accounts receivable, contract management and information services to approximately 2,000 physicians.

Contract management services to managed care organizations are also provided under long-term agreements ranging from three (3) to five (5) years. These contracts are typically priced on the basis of a rate per member per month with accelerators or bonus payments for processing accuracy, and productivity/systems performance. During 1996, the Company had one managed care organization client that accounted for all of the Company's revenue in this product line. Services for this managed care organization represented 3.6% ($589,000) of total 1996 revenues.

The Company's remote computing services are typically provided under three-year agreements. During 1996, revenues associated with remote computing services represented 11.1% ($1.8 million) of the Company's total revenues. The Company has two major hospital remote computing service clients. Remote computing services to these two clients represented substantially all of the Company's 1996 remote computing service revenues. During 1996, the Company was successful in negotiating a contract extension of 18 months for one of these remote computing service clients. The other major client's contract expires during fiscal 1999.

Approximately 6.7% ($1.1 million) of the Company's 1996 revenues related to its clinical information systems products and services. These products and services were provided through the Company's Clinical Dimensions division and had been marketed under the MedTake and CarePoint product labels. As part of its restructuring, the Company is phasing out of this line of business.

The remaining 8.7% of revenues ($1.4 million) was derived from maintenance and service fees on turnkey products, interest income and other miscellaneous revenue items.

One of the Company's hospital clients, The University of Medicine and Dentistry of New Jersey, represented 15.7% of the Company's 1996 revenue. A second client, the Mount Sinai Medical Practice Group, Elmhurst, New York, represented 9.2% of 1996 revenue. No other single customer represented more than 8% of 1996 revenue. The Company's contract with the Mount Sinai Medical Practice Group is scheduled to expire on June 30, 1996. The Company intends to continue to provide services to the Mount Sinai Medical Practice Group pending renewal of the contract.


COMPANY'S BUSINESS STRATEGY The Company's business strategy is to build on its relationships with large integrated delivery systems and its core competencies of billing and accounts receivable management and the development and management of information systems management to become a leading provider of comprehensive business and information management services. The Company's primary target market is broadly defined as the physician delivery systems and hospital business offices associated with hospital sponsored integrated delivery systems. It includes the hospital inpatient and outpatient billing and accounts receivable management departments, physician practices/groups, free standing ambulatory care centers and physician delivery and managed care systems (MSOs, IPAs, PHOs, HMOs, etc). The Company also offers its services to physician sponsored groups, practices and networks. Management believes that these segments of the market will continue to aggregate and integrate in response to increased managed care penetration and intensified pressure to control costs and improve quality. Management further believes that the growth and complexity associated with these trends will create increased demand for its business and information management services.

Specific elements of this strategy are:

1.    Emphasis on internal growth, augmented with selected acquisitions:

      The Company's business strategy is to expand its business with physicians by building a national network of regional client service centers from which high quality, cost effective, practice management services can be provided. Revenue growth in these regional service centers will be driven by the Company's direct sales organization and/or acquisitions.

      The Company's business strategy is to grow its hospital inpatient and outpatient billing and accounts receivable contract management business is to use its sales and marketing organization to increase business from new and existing clients.


2.    Provide superior customer service at an affordable cost:

      An important element of the Company's strategy is its commitment to continue to expand and augment the skills and expertise of its employees so they can better understand, analyze and manage its client's business activities. Investments in the Company's employees allows them to help optimize client revenues, streamline operating procedures and increase cash collections. The Company also recognizes the importance of establishing and maintaining long-term "partnership" relationships with it clients. The Company's service standard is reflected through its customer focused culture, commitment to continuous quality improvement and its performance based pricing philosophy that aligns the Company's and the client's objectives.

      Management believes it is important to have a local presence in order to better serve its clients, keep abreast of regional issues and achieve the cost advantages associated with efficient, regional service/processing centers. Therefore, management is establishing regional service centers in selected metropolitan markets throughout the United States. The Company presently has service centers in northern New Jersey, suburban Chicago, and southern Florida. The Company anticipates establishing additional regional service centers as part of initial sales to large integrated health delivery system, and through the acquisition of strategically located local companies with specific, complementary skills.


3.    Cross sell to existing clients:

      One of the key reasons the Company's primary target market is hospital sponsored integrated delivery systems is that the delivery systems provide significant opportunity for cross selling the Company's business and information management services. Within one of these large, complex, delivery systems, the Company has the opportunity to sell a portfolio of business and information management services to a number of constituencies:
     MSOs created to manage acquired physician practices and provide services to community based physicians; PHOs created to contract with payors for hospital and physician services; faculty practice plans related to academic medical center clients; and HMOs established to provide managed care products. The Company believes that once it has established its presence in a client's integrated delivery system, its sales and marketing organization will leverage its performance to identify and obtain new business.

4.    Form Strategic Alliances:

      The Company believes in the need to develop synergistic relationships with other companies to acquire additional services, products, and additional market share. The Company's "best of breed" product development strategy, utilizing MedicaLogic's Logician product and the MG/400 product developed by UniHealth Ventures is indicative of management's commitment and ability to establish and expand synergistic business relationships.

5.    Provide a comprehensive portfolio of Business and Information Management
       Services:

      In response to the growth and expansion of managed care, the Company's strategy is, directly and through strategic alliances, to expand its portfolio of business and information management services to assist clients in the development, operation and management of the ambulatory components of their integrated delivery systems. Key elements of this strategy are:

               Management  services and  information  systems to support managed care organizations. Services and systems in this area of the Company's strategy will support utilization management, eligibility claims adjudication, coordination of benefits, and medical management.

               Management   services   and   information   systems   to  support
              organizations formed to develop and provide services to physician delivery systems. Building on its core competencies of billing and accounts receivable management, the Company's strategy is to offer a comprehensive portfolio of practice management services that support its Client's needs to better manage their medical practices. Services include support of front office patient flow activities, marketing, financial and accounting management, management of information systems, practice development and the management of traditional "back office" activities.

              Management Services Organizations (MSOs) are being formed by integrated delivery systems with the mandate of providing services to owned and affiliated physicians. In this market, the Company's strategy is to offer management services and information systems in support of its clients' efforts to develop and operate physician delivery systems. Specifics include the augmented services described above, as well as information systems designed to help attract unaffiliated physicians to the network and managed care contracting, claims adjudication, medical management, utilization review, and referral management.

COMPETITION The hospital billing and accounts receivable contract management industry is not mature. Management believes that the Company's major competition in this area of focus is the "in-house mentality" -- hospital managers utilizing their own or licensed information systems products, together with their own hospital or clinic employees to manage their billing and accounts receivable management activities. The Company is aware of a few regional firms that provide inpatient and outpatient billing and accounts receivable contract management services, although some of the major healthcare information systems companies may be considering entering this market. If major healthcare information systems companies elect to enter this market segment, they could mobilize financial and other resources in excess of those available to the Company.

In selling its contract management services to hospitals and integrated delivery systems, the Company stresses the benefits of its proprietary software, which is designed specifically to meet the needs of the outpatient, ambulatory care market; its experience in managing billing and accounts receivable activities and its willingness to enter into performance based fee arrangements. The Company believes that many of its hospital contract management prospects will be institutions that are having difficulty managing the volume and complexity of their current billing and accounts receivable management activities.

The industry segment that provides billing and accounts receivable management services to hospital affiliated physicians and office based practitioners is becoming increasingly competitive. Medaphis, a public (Nasdaq) company, headquartered in Atlanta, Georgia, is a national provider of physician business management services and the dominant provider in this industry segment. There are also a number of smaller companies providing these services. Most of these companies are regional in nature and privately owned. Management believes that there may be as many as 1,200 local and regional companies in the U.S. providing business management, billing and accounts receivable management services to physicians and physician delivery systems. Recent industry estimates indicate that over 99% of these regional companies have revenues less than $20 million. While these local companies are potential competitors, they also represent acquisition opportunities as management believes they are typically undercapitalized and in need of management, sales and marketing assistance and technology/information systems resources. The Company also competes with the "in-house mentality" in the physician practice management market just as it does in the hospital market. In these situations, typically restricted to larger, better established physician groups, the physicians hire practice managers who utilize turnkey software and their own administrative/clerical personnel to accomplish the billing and accounts receivable and other practice management functions. To a lesser extent, the Company also competes with certain hospitals that provide billing and accounts receivable management services to physicians and physician groups that are part of their medical staffs or otherwise affiliated with the hospitals.

Over the past several years a number of companies that acquire physician practices and provide comprehensive practice management services to physicians and multi-specialty group practices have begun to establish a presence in the physician market. These companies include PhyCor, Inc., Med Partners, Coastal Healthcare Group, Inc., and others. Although these companies may compete with the Company in that they may acquire physician practices and may provide comprehensive practice management services to the physicians whose practices they acquire, they may also be prospective customers in that they may entertain proposals to outsource billing and accounts receivable management activities.

The Company's remote computing services segment competes with a number of healthcare information companies, including national companies such as IDX Corporation, Medic, Medical Manager, Reynolds and Reynolds, HBOC and Shared Medical Systems, Inc..


OPERATIONS AND EMPLOYEES The Company is currently headquartered in West Orange, New Jersey in an office building at 414 Eagle Rock Avenue, 07052. A move to a new location in central New Jersey is being contemplated. In addition to the Company's corporate offices, the West Orange facility houses the northeastern region data center, the software development and support organization, most of the activities associated with the hospital contract management business and parts of the physician practice management business. Approximately 60% of the Company's employees are located at the West Orange facility.

The Company's physician business management activities are conducted primarily from its service centers in suburban Chicago, Illinois, and Fort Myers, Florida. The Fort Meyers service center is the result of a business arrangement with South Florida Regional Medical Center ("SFRMC"). During fiscal 1996, the Company executed a three year agreement with SFRMC to provide business management services to approximately 35 physicians who are employed by the SFRMC. During the remainder of fiscal 1996, the Company expanded its base in Fort Meyers and today serves in excess of 100 physicians. Under the terms of the Company's business management services agreement with the SFRMC, the Company may use the facilities and information systems associated with the SFRMC central billing office as the Company's southeastern service center, reimbursing SFRMC on a pro-rata basis for the resources utilized in servicing non-SFRMC physicians. The suburban Chicago service center which is located in Elmhurst, Illinois, provides business management services primarily to hospital based physicians. The Elmhurst and Fort Meyers service centers combine to employ approximately 25% of the Company's employees.

The remaining 15% of the Company's employees are physically located "on-site" at client facilities providing billing and accounts receivable management services under contract management agreements.

The Company currently has a direct sales and marketing organization with remote sales offices in metropolitan New York, New Jersey, the Delaware Valley, the Ohio Valley, the upper Midwest and Florida. The sales organization reports to two area sales vice presidents who currently report directly to the Company's CEO. Sales representatives identify new prospects, follow-up on client and prospect referrals and negotiate contract terms under the supervision of their area Vice Presidents and the CEO. To determine customer needs and pricing, an on-site operational and financial assessment is performed by the sales representatives and members of the Company's operations group. This on-site review typically includes an assessment of the client's internal operations including, but not limited to the billing and accounts receivable processing cycle, registration coding and charging procedures, followup procedures, interfaces to financial reporting systems and management/performance reporting. Upon completion of the on-site review, the sales representative submits a proposal to the client summarizing the findings, and recommends how the Company's products and services can improve the client's internal performance and patient satisfaction.

On June 20, 1996, the Company employed 224 persons, of whom 9 were engaged in sales and marketing, and 215 were engaged in product development, customer service/support, administration and executive management.

The Company's employees are not represented by any labor organization and management believes that its relationships with its employees are generally good.

BOARD OF DIRECTORS

A Board of Directors consisting of eight individuals was elected at the Annual Meeting to serve until the next annual meeting or until successors are elected and qualified. The following individuals are currently members of the Board of Directors.

- --------------------------------------- ----------------------------------------------
                 Name                                     Position
- --------------------------------------- ----------------------------------------------
Graham O. King                          Chairman of the Board and Chief Executive
                                        Officer
- --------------------------------------- ----------------------------------------------
S. M. Caravetta                         Vice Chairman of the Board
- --------------------------------------- ----------------------------------------------
Frederick R. Blume                      Director
- --------------------------------------- ----------------------------------------------
Robert C. Bowers                        Director
- --------------------------------------- ----------------------------------------------
James E. Cowie                          Director
- --------------------------------------- ----------------------------------------------
Stanford J. Goldblatt                   Director
- --------------------------------------- ----------------------------------------------
Robert E. King                          Director
- --------------------------------------- ----------------------------------------------
James A. Pesce                          Director
- --------------------------------------- ----------------------------------------------

GRAHAM O. KING joined the Company on October 12, 1994 as the Company's
Chief Executive Officer. He was appointed Chairman of the Board of Directors at a Board of Directors meeting held on October 28, 1994. He was formerly with Shared Medical Systems, Inc., a healthcare information service company, from October 1, 1986 until October 31, 1993, where he served as its President from April 1987. From October 31, 1993 until joining the Company, he was a partner with Salt Creek Ventures, a private investment company.
Mr. King currently serves as a director for ADAC Laboratories, Inc. and Optica, Inc. Mr. King and Mr. Robert E. King, another director of the Company, are brothers.

S. M. CARAVETTA was the Chairman of the Board of Directors, and Chief Executive Officer from its organization in 1976 through October 28, 1994.
He became Vice Chairman of the Board of Directors on October 28, 1994. Mr. Caravetta has been a director of the Company since 1976.

FREDERICK R. BLUME has been a director of the company since 1993. He has been a Managing Partner of Capital Health Venture Partners, a healthcare venture capital firm, since June 1986. Prior to founding Capital Health, Mr. Blume was a Managing Director of a Paine Webber group specializing in corporate healthcare financing. He is presently a director of Cytyc Corporation, Oculon Corporation and Washington National Corporation.

ROBERT C. BOWERS has been a director of the Company since April 20, 1995. Since May 7, 1996, Mr. Bowers has been Vice President and Chief Financial Officer of COLLEGIS, Inc. From June 1995 through May 1996, Mr. Bowers was Vice President and Chief Financial Officer of HTE, Inc., a software service company. From June 1985 through October 1994, Mr. Bowers was
Senior Vice President and Chief Financial Officer of CA Newtrend, Inc., the general partner of Newtrend, L.P. (and its partnership and corporate predecessors).

JAMES E. COWIE has been a director of the Company since July 18, 1995. Mr. Cowie has been a general partner of Frontenac Company, a Delaware general partnership that is the general partner of Frontenac VI and other venture capital partnerships, since 1989. He also serves on the Boards of Directors of PLATINUM technology, inc., U.S.
Robotics, Inc. and Open Environment Corporation.

STANFORD J. GOLDBLATT has been a director of the Company since April 20,1995. He has been a partner in the law firm of Hopkins & Sutter, counsel to the Company, since 1979.

ROBERT E. KING has been a director of the Company since April 20, 1995. Mr. King is a partner in Salt Creek Ventures, a private investment company and Chairman of the Board of COLLEGIS, Inc. an outsourcer of information systems services to colleges and universities. For a twelve year period prior to October 1994, Mr. King was a director and Chief Executive Officer of CA  Newtrend,  Inc.,  the general  partner of  Newtrend,  L.P.  (and its
partnership  and  corporate  predecessors),   a  software,  service  and
outsourcing provider in the financial institutions market. Mr. King and Mr. Graham O. King are brothers.

JAMES A. PESCE has been the President and a director of the Company since 1982. From 1979 to 1982 he was employed as the Northeast and Southeast Regional Director of Client Services for McDonnell Douglas Automation Company which provided healthcare data processing services.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the officers of the Company. Executive Officers of the Company, for purposes of Section 16 of the Securities Exchange Act of 1934, are designated with an asterisk.

                                                                                                      Year of
         Name                      Age                          Position                             Employment

Graham O. King*                    56     Chairman and Chief Executive Officer                          1994
James A. Pesce*                    53     President                                                     1982
Michael B. Loscalzo*               51     Secretary, Treasurer and Vice President, Finance,
                                          Planning and Administration                                   1995
Stephen G. Sullivan*               46     Vice President, Marketing and Business Development
                                                                                                        1991
Douglas W. Esbach                  43     Vice President, Midwest Operations                            1995
Derek A. Pickell                   35     Vice President, Sales                                         1995
Robert E. Van Metre*               55     Vice President, Accounting and Finance                        1995
Sophia V. Bilinsky                 30     Vice President, Physician Delivery Systems                    1995

Graham O. King:  Chairman and Chief Executive Officer
Mr. King has been with the Company since October of 1994, when he was appointed Chairman and CEO. Previously, Mr King was President of Shared Medical Systems, the largest provider of software and outsourcing services to hospitals, clinics and physician groups.

Mr. King has served as president of three companies. His accomplishments at these firms included successful direction of one company post-IPO and the implementation of a repositioning and restructuring program at a second firm to facilitate future growth. Mr. King also served as Executive Assistant to the President of IBM where he had broad exposure to the technology industry.

James A. Pesce:   President
Mr. Pesce has 30 years of experience in the healthcare information systems industry. Since April 1982, Mr. Pesce has served as a Director of US Servis and has held a variety of senior management positions. Currently, Mr. Pesce is responsible for all of the Company's development and data center activities.

From 1979 to 1982, Mr. Pesce was employed as Northeast and Southeast Regional Director of Client Services for McDonnell Douglas Automation Company which provided healthcare data processing services.

Michael B. Loscalzo: Secretary, Treasurer and Vice President, Finance, Planning and Administration Mr. Loscalzo has 27 years of experience in the healthcare industry. From 1992 to 1995, Mr. Loscalzo served as Senior Vice President of Cain Brothers & Company, a New York healthcare investment banking firm.
He has been a member of the US Servis Management Team since 1995.

Mr. Loscalzo was a co-founder of The Hunter Group, a healthcare workout firm. As Managing Director from 1988 to 1992, he served as a member of the on-site management team in a number of high profile healthcare turnarounds. Between 1988 and 1991, he served as CEO or CFO of hospital workout clients in Seattle, Washington, St. Paul, Minnesota, Miami, Florida, and San Francisco, California.

Stephen G. Sullivan: Vice President, Marketing and Business Development
Mr. Sullivan has 27 years of experience in the healthcare information systems area. Mr. Sullivan was founder and Chief Executive Officer of AIS Corporation which was acquired by US Servis (then, MICRO Healthsystems) in 1993.
Mr. Sullivan assumed his present responsibilities in 1995.

Douglas W. Esbach:  Vice President, Midwest Operations
Mr. Esbach has 17 years of experience in the healthcare and information technology industries. He joined the US Servis management team in December 1995.

Prior to joining US Servis, Mr. Esbach served as Vice President of Sales and Marketing for Compmed, Inc. Compmed provided comprehensive practice management services to physicians across the country. From 1981 to 1986, Mr. Esbach held several positions with the Rolm Division of IBM ranging from Sales Manager to Branch Manager of the National Sales Division.

Derek A. Pickell:  Vice President, Sales
Mr. Pickell has 13 years of experience in the healthcare industry providing management services and information systems to healthcare providers.

Prior to joining US Servis, Mr. Pickell served as Senior Vice President of Sales and Service for Wellmark Incorporated. He held this position from 1992 to 1995 and had national sales, implementation, and ongoing client support responsibilities. Prior to 1992, Mr. Pickell served as the National Director of Sales for the Health Care Systems Division of Ferranti International. Mr. Pickell joined the US Servis Management team in March 1995.


Robert E. Van Metre:  Vice President, Accounting and Finance
Mr. Van Metre has over 20 years of experience in financial management in the financial services industry. He is presently Vice President, Accounting and Finance for the Company.

From 1987-1994, Mr. Van Metre held several senior management positions with Integrated Resources Life Companies, Inc. including:
Senior Vice President-Chief Financial Officer, Executive Vice President, and President.

From 1982-1987, Mr. Van Metre was Executive Vice President-Chief Financial Officer for the Dasake Group, Inc.

Mr. Van Metre held a variety of senior management positions with Household International (HFC) from 1973-1982. Prior to joining HFC, he was Administrator of Finance for the Illinois State Toll Highway Authority.

Sophia Bilinsky:  Vice President , Physician Delivery Systems
Ms. Bilinsky joined the US Servis management team in June 1995. Prior to joining US Servis, Ms. Bilinsky served as President and Chief Operating Officer of Healthnet, Inc. (currently a subsidiary of Coastal Healthcare Group, Inc.), a primary care group practice operating throughout Connecticut, New York and New Jersey.

In 1991 and 1992, Ms. Bilinsky served as Director of the Direct Investment Group at Whitehead/Sterling. She served as Assistant Vice President of the Medical Markets Group at General Electric Corporation from 1989 to 1991. From 1986 to 1989, Ms. Bilinsky served as Relationship Associate and Corporate Finance Associate, World Corporate Group for Citibank, N.A.

ITEM 2:  PROPERTIES

The Company leases one facility in West Orange, New Jersey and one facility in suburban Chicago, Illinois.

The West Orange facility contains approximately 29,000 square feet. Approximately 23,000 square feet are occupied under a lease agreement that expires in October 1996. The remaining space is occupied under a month-to-month lease. The Company is evaluating a move to a new facility.

The Elmhurst, Illinois facility serves as the primary location for the Company's midwest hospital-based physician activities. It includes approximately 13,000 square feet and is occupied under a lease that expires in fiscal 1999.

The Company operates its southern Florida service center in space owned by the Southwest Florida Regional Medical Center. This service center facility occupies approximately 3,100 square feet in a 30,000 square foot building on the Medical Center's campus. The Company has approximately twenty employees on-site in Florida managing and operating the southern Florida service center.


- --------------------------------------------------------------- -----------------------------------------------------
                         YEAR ENDING
                          MARCH 31,                                            LEASE RENTAL EXPENSES
- --------------------------------------------------------------- -----------------------------------------------------
1997                                                            $                     463,000
- --------------------------------------------------------------- -----------------------------------------------------
1998                                                                                  160,000
- --------------------------------------------------------------- -----------------------------------------------------
1999                                                                                   89,000
- --------------------------------------------------------------- -----------------------------------------------------
Total Future Minimum Lease Payments                                                   712,000
- --------------------------------------------------------------- -----------------------------------------------------

Net rental expenses for office space amounted to $671,000 in 1996.

ITEM 3:  LEGAL PROCEEDINGS

The Company has no material litigation pending.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

The Company is authorized to issue: (i) 30,000,000 shares of Common Stock, $0.01 par value per share, of which 6,312,000 shares were issued and 6,296,000 shares were outstanding as of June 24, 1996; and (ii) 10,000,000 shares of Preferred Stock, $0.01 par value per share, of which 1,500,000 shares of a class designated as "Series A Convertible Preferred Stock" were issued and outstanding as of June 24, 1996.

The Common Stock of the Company is listed on the NASDAQ National Market System under the symbol USRV. There is no public market for the Company's Series A Convertible Preferred Stock, which is convertible by holders thereof into Common Stock on a share for share basis (subject to adjustment).

On June 24, 1996, the Company's Common Stock was held by approximately 400 holders of record, and the Company's Series A Convertible Preferred Stock was held by three holders of record

The following table sets forth actual high and low sales prices for the Company's Common Stock as reported on NASDAQ National Market System for the periods indicated.

                                                              Closing Sales Prices
                                                            High                Low

         Year Ended March 31, 1995
                1st Quarter                                 $6.000             $3.500
                2nd Quarter                                  4.500              2.875
                3rd Quarter                                  5.750              2.625
                4th Quarter                                  4.750              2.750

         Year Ended March 31, 1996
                1st Quarter                                  4.375              3.000
                2nd Quarter                                  4.500              3.250
                3rd Quarter                                  5.750              3.125
                4th Quarter                                  4.875              3.625

         Year Ended March 31, 1997
                1st Quarter(1)                               5.500              3.875

(1) Through June 24, 1996

ITEM 6:  SELECTED FINANCIAL DATA (In thousands, except  per share data)

The following selected financial data for the five years ending March 31, 1996 have been derived from financial statements of the Company, which have been audited by Wiss & Company, LLP, independent auditors, except for the financial statements for Applied Computer Technology for Patient Care (ACT/PC) acquired August 31, 1993. The ACT/PC acquisition was accounted for using the pooling of interest method. The financial statements for ACT/PC through March 31, 1993 were audited by Ernst & Young, Madison, Wisconsin.

- --------------------------------------------------------------------------------------------------------------------
                                             OPERATION STATEMENT DATA
- --------------------------------------------------------------------------------------------------------------------
                                                             FOR THE YEAR ENDED MARCH 31,
- ----------------------------------- --------------------------------------------------------------------------------
                                         1996            1995              1994             1993           1992
- ----------------------------------- --------------- ---------------- ----------------- --------------- -------------

Revenue                               $16,245           $15,953           $21,389             $24,142       $19,503

- ----------------------------------- --------------- ---------------- ----------------- --------------- -------------
Net Income (Loss)                      (3,906)           (8,052)(2)        (1,065)              2,900         1,663

- ----------------------------------- --------------- ---------------- ----------------- --------------- -------------
Net Income (Loss) per share of
common stock                            ($.66)          ($1.34)            ($.18)                $.56          $.33

- ----------------------------------- --------------- ---------------- ----------------- --------------- -------------
Adjusted Weighted Average Shares
Outstanding                             6,282            6,023             5,813                5,193         5,055
- ----------------------------------- --------------- ---------------- ----------------- --------------- -------------

The Company has not paid dividends on its Common Stock during the past two fiscal years or during the first quarter of fiscal 1997. Management presently anticipates that all of the Company's earnings will be retained to finance the development of the Company's business and accordingly that no cash dividends will be declared on the Company's Common Stock in the foreseeable future. The
Company's payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend, among other things, on the Company's future earnings, operations, capital requirements and financial condition.

- ---------------------------------------------------------------------------------------------------------------------
                                                 BALANCE SHEET DATA
- ---------------------------------------------------------------------------------------------------------------------
                                                                     MARCH 31,
- ------------------------------- -------------------------------------------------------------------------------------
                                      1996             1995             1994              1993             1992
- ------------------------------- ---------------- ---------------- ----------------- ---------------- ----------------
Total Assets                            $18,259          $16,112           $21,084          $21,857          $15,305

- ------------------------------- ---------------- ---------------- ----------------- ---------------- ----------------
Working Capital                           8,324            6,357            10,564           10,250            8,684

- ------------------------------- ---------------- ---------------- ----------------- ---------------- ----------------
Long-Term Liabilities                     1,172            1,770               976               62              548
- ------------------------------- ---------------- ---------------- ----------------- ---------------- ----------------

Redeemable Preferred Stock                6,110                0                 0                0                0
- ------------------------------- ---------------- ---------------- ----------------- ---------------- ----------------

(2) Includes $6.8 million of pre-tax expenses associated with the 1995 restructuring

ITEM 7:  MANAGEMENT'S DISCUSSION OF FINANCIAL RESULTS

GENERAL During 1996, the Company focused on recapitalizating and restructuring the business and redirecting resources toward its primary activities; providing business and information management systems and services to physician and physician networks, managed care organizations and hospitals and ambulatory care providers. The October 1995 closing of the Series A Convertible Preferred Stock offering provided the Company with approximately $5.9 million of cash to facilitate the restructuring and reorganization and make necessary investments in product development, sales, and marketing.

Investments made during the fourth quarter of fiscal 1995 and fiscal 1996, played an important role in the Company's mostly successful efforts to stabilize the client base, renew existing clients, and generate new business. In addition to renewing the majority of the existing clients, the Company's sales and marketing organization was able to generate new business which will manifest itself in approximately $5.8 million of incremental revenue in fiscal 1997. (Approximately $1.4 million was recorded as 1996 revenue).

For the year ended March 31, 1996 the Company reported revenues of $16.2 million and a $3.9 million after tax loss compared to revenues of $16.0 million and an $8.1 million after tax loss reported for the same period last year. The 1996 results include a $590,000 restructuring gain and the 1995 results include a $6.8 million restructuring charge.

The Company's March 31, 1996 balance sheet improved when compared to March 31, 1995. At year-end, the Company reported a current ratio of 3.0, $6.5 million of Cash and Cash Equivalents, and $6.7 million of Shareholder Equity (see Audited Financial Statements, starting at page F-1).


     ----------------------------------------------------------------------------------------------------------
                                          LIQUIDITY AND CAPITAL RESOURCES
     ----------------------------------------------------------------------------------------------------------
                                                                                    MARCH 31,
     --------------------------------------------------- ------------------------------------------------------
                                                                        1996                       1995
     --------------------------------------------------- ------------------------- ----------------------------
     Current Assets                                                   $12,586,000                  $10,792,000
     --------------------------------------------------- ------------------------- ----------------------------
     Current Liabilities                                                4,262,000                    4,435.000
     --------------------------------------------------- ------------------------- ----------------------------
     Working Capital                                                   $8,324,000                   $6,357,000
     --------------------------------------------------- ------------------------- ----------------------------
     Working Capital Ratio to 1                                               3.0                          2.4
     --------------------------------------------------- ------------------------- ----------------------------

For the year ended March 31, 1996, the Company's Working Capital increased approximately $2.0 million and Cash and Cash Equivalents increased $2.4 million. Increases in Cash and Cash Equivalents were primarily the result of the sale of Series A Convertible Preferred Stock ($5.9 million in proceeds) and the receipt of a $1.95 million income tax refund relating to the Company's Fiscal 1995 federal tax return. These cash inflows were reduced by payments made on the Company's restructuring plan of $839,000, $504,000 of capital additions, $300,000 invested in certificates of deposit, $253,000 of capitalized lease payments, and $3.5 million of payments to finance ongoing operations and continuing losses (net of tax refunds and restructuring payments).

Increases in Working Capital were the result of the increase in Cash and Cash Equivalents discussed previously and a decrease in Accrued Restructuring Charges of $701,000 offset by a decrease in Deferred Income Taxes of $952,000 and other net changes of $206,000.

Management expects that available cash and cash flow from operations will be sufficient to meet the Company's operating and capital cash requirements during fiscal 1997. The Company does not expect to be profitable for the year ending March 31, 1997.

Results of Operations The following table sets forth the dollar amounts and percentage of total revenues represented by various components of the Company's statement of operations (in thousands):

                                                                             Year ended March 31,

                                                               Percent of                  Percent of                   Percent
                                                               Revenue                     Revenue                      of
                                                        1996                         1995                      1994     Revenue
      Revenues:
           Service fees                                $15,325       94.3%         $14,565       91.3%       $15,881       74.2%
           Sales of equipment                              306        1.9              358        2.2          1,478        6.9
           Software license fees                           409        2.5              420        2.6          1,274        6.0
           Minimum guarantee and contract
            termination revenue
                                                             -         -               453        2.8          2,494       11.7
           Interest and other                              205        1.3              157        1.1            262        1.2
                                             ------------------ ------------- ------------- ------------ ------------ -------------
        Total revenues                                  16,245      100.0           15,953      100.0         21,389      100.0
                                             ------------------ ------------- ------------- ------------ ------------ -------------
   Expenses:
           Cost of services                             11,116       68.4           10,477       65.7          9,885       46.2
           Cost of equipment sales                         166        1.0              238        1.5          1,740        8.1
           Research and development
                                                         2,466       15.2            3,180       20.0          3,148       14.7
           Selling, general and
            administrative                               8,159       50.2            6,844       42.9          7,560       35.4
           Restructuring charges                          (590)      -3.6            6,800       42.6              -        0.0
           Merger expenses                                   -           -               -           -           394        1.8
           Interest                                        114        0.7               54        0.3             39        0.2
                                             ------------------ ------------- ------------- ------------ ------------ -------------
            Total expenses                              21,431      131.9           27,593      173.0         22,766      106.4
                                             ------------------ ------------- ------------- ------------ ------------ -------------
   Loss before income taxes and
        cumulative effect of change in
        accounting principle                           (5,186)      -31.9          (11,640)     -73.0        (1,377)       -6.4
   Income tax benefit                                  (1,280)       -7.9           (3,588)     -22.5          (160)       -0.7
                                             ------------------ ------------- ------------- ------------ ------------ -------------
   Loss before cumulative effect of
        change in accounting principle
                                                       (3,906)      -24.0           (8,052)     -50.5        (1,217)       -5.7
      Cumulative effect of change in
         accounting principle                              -          -                -         -              152         0.7
                                             ------------------ ------------- ------------- ------------ ------------ -------------

   Net loss                                            (3,906)      -24.0%          (8,052)     -50.5%       (1,065)       -5.0%
                                             ------------------ ------------- ------------- ------------ ------------ -------------
                                             ------------------ ------------- ------------- ------------ ------------ -------------

1996 Compared to 1995

REVENUE During 1996,total revenues increased approximately $300,000 or 1.8% over 1995 levels to $16.2 million. Service Fees, which represented approximately 94% of the Company's 1996 revenues, increased 5.2% to $15.3 million. This increase was primarily due to the 1996 revenue associated with the Company's October 1995 contract to provide Third Party Administrative ("TPA") services to a major managed care organization in the metropolitan New York area, and increases in revenues associated with physician business management contracts in Florida and New Jersey. The company anticipates that the revenue associated with business management services sold during 1996 will represent nearly $5.8 million of incremental revenue during fiscal 1997.

Other revenues, including sales of equipment, software licenses, minimum guarantee contracts and contract termination fees decreased 41.9% to $715,000. Most of these decreases were anticipated and part of the Company's restructuring efforts to move from a provider of clinical information systems and turnkey software products to a provider of contract business management services. (See the Company's 1994 Annual Report on Form 10K, Item 1-Business-Significant Customers).


EXPENSES Fiscal 1996 total expenses decreased $6.2 million or 22.3%. Total expenses, net of the 1995 restructuring charge and the 1996 gain on restructuring, increased $1.2 million or 5.8%. Increases in Cost of Services were primarily the result of startup costs associated with the Company's southern Florida processing center. Cost of Equipment Sales decreased $72,000 or 30.3% and Research and Development Expenses decreased $714,000 or 22.5%. Both of these decreases were primarily related to the phase-out of the clinical information systems business. The Company continues to invest significant resources in its proprietary business and physician practice and management software systems.

Selling, General and Administrative Expenses increased $1.3 million or 19.2%. Major components of this increase related to increases in sales and marketing expenses of $687,000, $315,000 for the development of a physician business management unit, a $434,000 increase in the amortization of a stock signing bonus associated with the recruitment of the Chairman/CEO, an increase in the provision for losses on accounts receivable of $168,000, and increased legal fees of $85,000. These increases were offset by a decrease in the amortization of software technology of $419,000 resulting from the write-off of certain capitalized technology costs as part of the 1995 restructuring charge.


NET LOSS The Company's 1996 net loss of $3.9 million is approximately $4.2 million less than the net loss reported for 1995. This decline was primarily a result of the $7.4 million difference between the 1996 restructuring credit and the 1995 restructuring charge, net of the related tax benefits.

1995 Compared to 1994

REVENUES Total revenues for 1995 declined 25.4% from 1994 levels to $16.0 million. Nearly all of this decline related to the restructuring of the business and the decision to phase out the clinical information system business.

Service fees, which represented 91.3% of 1995 revenues, decreased 8.3% to $14.6 million from $15.9 million. All of this decline can be attributed to revenue losses associated with hospital contracts that were not renewed during 1994.

Other revenues including sales of equipment, software licenses, and minimum guarantee and contract termination revenue, declined $4.0 million or 76.5% primarily as the result of the aforementioned decision to phase out of the clinical information systems business and the termination of the Baxter Agreement.

EXPENSES Total expenses increased $4.8 million or 21.2% to $27.6 million from $22.8 million. This increase was affected by the $6.8 million restructuring charge as described more fully in Note 2 to the audited financial statements, partially offset by the following:

         Cost of services increased $592,000 or 6.0%, while service fee revenues declined 8.3%. Increases in costs were, primarily related to efforts to improve the quality of the Company's services. Cost of equipment sales declined $1.5 million or 86.3%, primarily as the result of inventory write-offs.

         Selling, general and administrative expenses decreased $716,000 or 9.5%. Major components of this decrease were decreases in the amortization of software technology of $653,000 as the result of the write-offs included in the restructuring charge, a decrease in the provision for losses on accounts receivable of $314,000, the elimination of $465,000 of administrative costs of the ACT/PC subsidiary, and a reduction of $230,000 in salary and benefits at the AISCorp subsidiary as part of the restructuring. These decreases were partially offset by amortization of the stock signing bonus of the new Chairman/CEO in the amount of $308,000 and $673,000 of increased expenses in the sales and marketing departments to revitalize these activities.

NET LOSSES The Company's net loss increased approximately $7 million. Losses before income tax benefits and the cumulative effect of a change in accounting principle increased approximately $10.3 million. This increase was primarily the result of the $6.8 million restructuring charge in 1995 and $2 million of contract termination revenue included in 1994.

ITEM 8:  FINANCIAL STATEMENTS AND SCHEDULES


See INDEX TO FINANCIAL STATEMENTS and SCHEDULES on page F-1 of this report.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included under the captions "Election of Directors" and "Section 16 Filings" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 11: EXECUTIVE COMPENSATION

The information required by this item will be included in the section entitled "Executive Compensation" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 1996 Annual Meeting Shareholders, and is hereby incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information under the caption "Voting Securities and Principal Holders Thereof" will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption "Certain Relationships and Related Transactions" will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 14:        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements: Financial Statements filed as part of this report are listed on page F-1.

         (a)(2) Financial Statement Schedules: Financial statement schedules filed as part of this report are listed in the index on page F-1. All other schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

         (a)(3) Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Financial Statements and immediately precedes the exhibits filed.

                           The Company, upon request of a registered shareholder, will provide the exhibits that are listed in this Item 14. Written requests for such exhibits should be directed to Stockholder Relations, US Servis, Inc., 414 Eagle Rock Avenue, West Orange, New Jersey 07052.

         (b) Reports on Form 8-K: No report on Form 8-K was filed during the final quarter of the year ended March 31, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Dated: June 28, 1996                US SERVIS, INC.

                                            By: /s/ Graham O. King
                                                     Graham O. King, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Graham O. King                               Chairman of the Board, Chief Executive    June 28, 1996
Graham O. King                                   Officer and Director
                                                                                           June 28, 1996
/s/ James A. Pesce                               President and Director
James A. Pesce

/s/ S.M. Caravetta                               Director                                  June 28, 1996
S. M. Caravetta

/s/ Michael B. Loscalzo                          Principal Accounting Officer and Chief    June 28, 1996
Michael B. Loscalzo                              Financial Officer

/s/ Stanford J. Goldblatt                        Director                                  June 28, 1996
Stanford J. Goldblatt

/s/ Robert E. King                               Director                                  June 28, 1996
Robert E. King

/s/ Robert C. Bowers                             Director                                  June 28, 1996
Robert C. Bowers

/s/ Frederick R. Blume                           Director                                  June 28, 1996
Frederick R. Blume

/s/ James E. Cowie                               Director                                  June 28, 1996
James E. Cowie

================================================ ========================================= =========================


                                                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








Independent Auditors' Reports                                                                                    F-2

Financial Statements:

     Consolidated Balance Sheets at March 31, 1996 and 1995                                                      F-3

     Consolidated Statements of Operations for the Years Ended
        March 31, 1996, 1995 and 1994                                                                            F-4

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 1996,
        1995 and 1994                                                                                            F-5

     Consolidated Statements of Cash Flows for the Years Ended
        March 31, 1996, 1995 and 1994                                                                         F-6 to F-7

     Notes to Consolidated Financial Statements                                                              F-8 to F-20

Schedules:

     VIII - Valuation accounts                                                                                   F-21



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
                                       F-1

                        INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of US Servis, Inc.


We have audited the consolidated balance sheets of US Servis, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Servis, Inc. and subsidiaries at March 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective April 1, 1993, the Company changed its method of accounting for income taxes.





                                                   /s/
                                                   WISS & COMPANY, LLP
Livingston, New Jersey
May 30, 1996, except as to Note 4
    for which the date is June 26, 1996


                                                                   US SERVIS, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED BALANCE SHEETS
                                                                                                      March 31,
                                       ASSETS                                                  1996                 1995
                                                                                         ---------------         ----------
CURRENT ASSETS:
    Cash and equivalents                                                                    $  6,546,000         $  4,121,000
    Certificate of deposit                                                                       300,000               -
    Accounts receivable, less allowance for doubtful accounts of
      $458,000 and $206,000                                                                    2,558,000            2,867,000
    Current maturities of notes receivable                                                       190,000              324,000
    Inventories                                                                                    3,000               18,000
    Prepaid and refundable income taxes                                                        2,343,000            2,000,000
    Deferred income taxes                                                                         62,000            1,014,000
    Prepaid expenses and other current assets                                                    584,000              448,000
                                                                                             -----------         ------------
                Total Current Assets                                                          12,586,000           10,792,000
                                                                                             -----------         ------------
PROPERTY AND EQUIPMENT                                                                         1,529,000            1,235,000
                                                                                             -----------         ------------
OTHER ASSETS:
    Long-term maturities of notes receivable                                                      -                   143,000
    Software technology:
       Purchased, less accumulated amortization of $35,000 in 1996                               173,000               50,000
       Developed, less accumulated amortization of $257,000 and $163,000                         146,000              239,000
    Goodwill, less accumulated amortization of $323,000 and $193,000                           3,621,000            3,552,000
    Deferred income taxes                                                                         -                    72,000
    Other                                                                                        204,000               29,000
                                                                                             -----------         ------------
                Total Other Assets                                                             4,144,000            4,085,000
                                                                                             -----------         ------------
                                                                                             $18,259,000          $16,112,000
                                                                                             ===========          ===========
           LIABILITIES, REDEEMED PREFERRED STOCK AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                       $     634,000        $     530,000
    Accrued payroll and benefits                                                                 724,000              567,000
    Current portion of accrued restructuring charges                                             963,000            1,664,000
    Accrued expenses for use of trade name                                                       254,000              105,000
    Other accrued expenses                                                                       805,000              747,000
    Current portion of capital lease obligation                                                  230,000               -
    Deferred income                                                                              242,000              651,000
    Customers' deposits                                                                          141,000              121,000
    Other current liabilities                                                                    269,000               50,000
                                                                                             -----------          -----------
                Total Current Liabilities                                                      4,262,000            4,435,000
                                                                                             -----------          -----------
LONG-TERM LIABILITIES:
    Accrued restructuring charges - net of current portion                                       905,000            1,770,000
    Long-term capital lease obligation - net of current portion                                  267,000                 -
                                                                                             -----------          -----------
                Total Long-Term Liabilities                                                    1,172,000            1,770,000
                                                                                             -----------          -----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
    Convertible  redeemable  preferred stock $0.01 par value;  10,000,000 shares
      authorized;   1,500,000   shares  issued  and   outstanding   (liquidation
      preference
      $6,228,000)                                                                              6,110,000                 -
                                                                                             -----------          ------------
SHAREHOLDERS' EQUITY:
    Common stock $.01 par value; 30,000,000 shares authorized;
      6,312,000 and 6,257,000 shares issued                                                       63,000               63,000
    Capital in excess of par value                                                            14,864,000           14,664,000
    Unearned compensation                                                                         -                  (742,000)
    Retained earnings (deficit)                                                               (6,788,000)          (2,654,000)
    Subscription receivable                                                                     (140,000)            (140,000)
    Note receivable - related party                                                           (1,225,000)          (1,225,000)
                                                                                             -----------          ------------
                                                                                               6,774,000            9,966,000
    Less: Treasury stock at cost, 15,700 shares                                                   59,000               59,000
                                                                                             -----------           -----------
                Total Shareholders' Equity                                                     6,715,000            9,907,000
                                                                                             -----------           -----------
                                                                                             $18,259,000          $16,112,000
                                                                                             ===========          ============



See Accompanying notes to consolidated financial statements.
                                                                                    F-3


                                                                   US SERVIS, INC. AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Year Ended March 31,
                                                               ------------------------------------------------------------
                                                                          1996                  1995                1994
                                                                     ----------------      ----------------      ----------
REVENUES:
    Service fees                                                      $15,325,000           $14,565,000           $15,881,000
    Sales of equipment                                                    306,000               358,000             1,478,000
    Software license fees                                                 409,000               420,000             1,274,000
    Minimum guarantee and contract
      termination revenue                                                  -                    453,000             2,494,000
    Interest and other                                                    205,000               157,000               262,000
                                                                      -----------           -----------           -----------
                                                                       16,245,000            15,953,000            21,389,000
                                                                      -----------           -----------           -----------

EXPENSES:
    Cost of services                                                   11,116,000            10,477,000             9,885,000
    Cost of equipment sales                                               166,000               238,000             1,740,000
    Research and development                                            2,466,000             3,180,000             3,148,000
    Selling, general and administrative                                 8,159,000             6,844,000             7,560,000
    Restructuring charges (gains)                                        (590,000)            6,800,000                -
    Merger expenses                                                        -                     -                    394,000
    Interest                                                              114,000                54,000                39,000
                                                                      -----------          ------------          ------------
                                                                       21,431,000            27,593,000            22,766,000
                                                                      -----------          ------------          ------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                (5,186,000)          (11,640,000)           (1,377,000)

BENEFIT FOR FEDERAL AND STATE
    INCOME TAXES                                                       (1,280,000)           (3,588,000)             (160,000)
                                                                      -----------          ------------           -----------


LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                           (3,906,000)           (8,052,000)           (1,217,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                            -                      -                  152,000
                                                                     ------------         -------------           -----------

NET LOSS                                                             $ (3,906,000)         $ (8,052,000)          $(1,065,000)
                                                                     ============          ============           ===========

NET LOSS PER SHARE:
     Loss before cumulative effect of change in accounting
       principle                                                           $(.66)               $(1.34)                 $(.21)
     Cumulative effect of change in accounting principle
                                                                            -                      -                      .03
                                                                        ---------             ----------              ---------

     Net loss  per share                                                   $(.66)               $(1.34)                 $(.18)
                                                                        =========             ==========              =========


WEIGHTED AVERAGE NUMBER OF SHARES
    AND EQUIVALENTS OUTSTANDING                                         6,282,000             6,023,000             5,813,000
                                                                      ===========           ===========          ============


See accompanying notes to consolidated financial statements.
                                                             F-4

                        US SERVIS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                            Capital in               Retained                    Note
                                          Common Stock      Excess of    Unearned     Earnings  Subscription  Receivable-  Treasury
                                    ----------------------
                                     Shares     Par Value    Par Value Compensation  (Deficit)  Receivable    Related Party  Stock
BALANCE, MARCH 31, 1993              5,161,000   $  52,000   $11,184,000             $6,463,000 $       -

YEAR ENDED MARCH 31, 1994:
    Issuance of shares in exchange     148,000       2,000       998,000                  -             -
      for debt
    Exercise of options                158,000       1,000       610,000                  -        (168,000)
    Issuance of shares in connection
      with prior year acquisition      225,000       2,000        (2,000)                 -
    Collection of subscriptions
      receivable                                                                                     28,000
    Note receivable, repayable upon
      sale of common stock held in
      escrow                               -           -             -                    -             -     $(1,225,000)
    Shares issued in accordance with
      ammended plan of merger          190,000       2,000       828,000                  -             -           -
    Net loss                               -           -             -              (1,065,000)         -           -
                                    -------------  -----------  -----------         -----------     ---------  -----------

BALANCE, MARCH 31, 1994              5,882,000      59,000    13,618,000             5,398,000     (140,000)   (1,225,000)

YEAR ENDED MARCH 31, 1995:
    Purchase of 15,700 shares for
    treasury
                                        -           -             -                      -            -            -      $  59,000
    Shares issued for officer
    compensation
                                       300,000       3,000     1,047,000  $(742,000)     -            -            -            -
    Shares issued in accordance
    with amended plan of merger         75,000       1,000        (1,000)     -          -            -            -            -
    Net loss                              -             -         -           -      (8,052,000)      -            -            -
                                     ----------     -------   ----------   ---------  ----------   ---------    -----------  ------
BALANCE, MARCH 31, 1995              6,257,000      63,000    14,664,000   (742,000) (2,654,000)   (140,000)    (1,225,000)  59,000
YEAR ENDED MARCH 31, 1996:
    Amortization of officer stock
    compensation
                                          -           -             -       742,000        -            -           -           -
    Shares issued in accordance
    with amended plan of merger         55,000        -          200,000       -           -            -           -           -
    Accretion equal to accrued
    dividends on redeemable
    preferred stock                       -           -             -          -       (228,000)        -           -           -
    Net loss                              -           -             -          -     (3,906,000)        -           -           -
                                      ---------   ---------   ----------- ---------  -----------   ----------   ----------- -------

BALANCE, MARCH 31, 1996               6,312,000   $  63,000   $14,864,000 $    -    $(6,788,000)   $(140,000)  $(1,225,000) $59,000
                                      =========   =========   =========== ========== ===========    ==========  =========== =======
See accompanying notes to consolidated financial statements.
                                                                                    F-5

                        US SERVIS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Year Ended March 31,
                                                                    -----------------------------------------------------
                                                                         1996                  1995                  1994
                                                                   ----------------      ----------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(3,906,000)          $(8,052,000)          $(1,065,000)
    Adjustments to reconcile net loss to net cash flows from
      operating activities:
        Write-off of assets in restructuring                                 -                  2,898,000                -
        Cumulative effect of change in accounting principle
                                                                             -                     -                   (152,000)
        Depreciation and amortization of
          property and equipment                                            521,000               462,000               410,000
        Amortization of software technology                                 129,000               548,000             1,201,000
        Amortization of goodwill                                            130,000                94,000                93,000
        Amortization of costs of issuing preferred stock
                                                                             12,000                -                     -
        Other                                                               (11,000)              (13,000)               11,000
        Provision for losses on accounts receivable                         320,000               152,000               466,000
        Deferred income taxes                                             1,024,000            (1,755,000)             (504,000)
        Compensation earned under employment agreement
                                                                            742,000               308,000                -
        Changes in operating assets and liabilities:
             Accounts receivable                                            (11,000)            2,056,000             1,293,000
             Notes receivable                                               277,000             1,451,000              (473,000)
             Inventories                                                     15,000                 6,000               370,000
             Prepaid and refundable income taxes                           (343,000)           (1,247,000)             (753,000)
             Prepaid expenses and other current assets
                                                                            (21,000)             (253,000)              (42,000)
             Other assets                                                    -                      6,000                12,000
             Accounts payable                                               104,000               173,000               (83,000)
             Accrued payroll                                                157,000                44,000              (161,000)
             Accrued restructuring                                       (1,566,000)            3,434,000                -
             Other accrued expenses                                         207,000               179,000               (64,000)
             Deferred income                                               (409,000)               (5,000)              121,000
             Customers' deposits                                             20,000                 4,000                 6,000
             Income taxes payable                                            -                     -                   (224,000)
             Other current liabilities                                      219,000                40,000               (43,000)
                                                                       ------------          ------------            ----------
                Net cash flows from operating activities
                                                                         (2,390,000)              530,000               419,000
                                                                       ------------          ------------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (346,000)             (769,000)             (178,000)
    Proceeds from sale of equipment                                          -                     82,000                -
    Purchase of certificate of deposit                                     (300,000)               -                     -
    Increase in goodwill                                                     -                    (34,000)              (34,000)
    Increase in software technology                                        (158,000)              (50,000)             (303,000)
                                                                      -------------          ------------            ----------
                Net cash flows from investing activities
                                                                           (804,000)             (771,000)             (515,000)
                                                                      -------------          ------------            ----------
See accompanying notes to consolidated financial statements.
                                                       F-6

                        US SERVIS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (concluded)



                                                                                        Year Ended March 31,
                                                                     ------------------------------------------------------
                                                                          1996                  1995                   1994
                                                                     ---------------       ---------------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of preferred stock, less related
      expenses                                                            $5,872,000      $         -          $            -
    Collection of subscription receivable                                                           -                     28,000
    Loan to stockholder                                                                             -                 (1,225,000)
    Payments of long-term debt                                                                     (62,000)             (263,000)
    Proceeds from issuance of common stock
      and warrants, less related expenses                                                           -                    443,000
    Purchase of common stock for treasury                                                          (59,000)               -
    Principal payment on capital lease obligation                           (253,000)                -                     -
                                                                        ------------         --------------         -------------
                Net cash flows from financing activities                   5,619,000              (121,000)           (1,017,000)
                                                                         -----------         -------------            -----------

NET CHANGE IN CASH AND EQUIVALENTS                                         2,425,000              (362,000)           (1,113,000)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                    4,121,000             4,483,000             5,596,000
                                                                         -----------           -----------           -----------

CASH AND EQUIVALENTS, END OF YEAR                                         $6,546,000            $4,121,000            $4,483,000
                                                                          ==========            ==========            ==========


SUPPLEMENTAL INFORMATION:
    Interest paid                                                        $   114,000         $       4,000          $     41,000
                                                                         ===========         =============          ============

    Income taxes paid (refunded)                                         $(1,952,000)         $    (14,000)           $1,299,000
                                                                         ===========          ============            ==========

    Issuance of common stock in exchange for debt                            $ -                  $ -                 $1,000,000
                                                                           =========           =========              ==========

    Issuance of common stock for subscription receivable
                                                                             $ -                  $ -                $   168,000
                                                                          =========            =========             ===========

    Issuance of common stock for compensation                               $ -                 $1,050,000                 $ -
                                                                          =========            ============         ============

    Increase in software technology and deferred income taxes
                                                                            $ -                   $ -                 $1,276,000
                                                                         ==========            ============          ===========

    Value assigned to goodwill relating to shares of common
      stock for prior year business acquisition
                                                                        $    200,000              $ -                $   830,000
                                                                        ============           ============           ===========

    Transfer from inventories to property and equipment
                                                                                -                  $ -                $   182,000
                                                                        =============          ============           ===========

    Accretion of dividends on preferred stock                           $    228,000               $ -                   $  -
                                                                        ============           ============          ============
See accompanying notes to consolidated financial statements.
                                                 F-7

                        US SERVIS, INC. AND SUBSIDIARIES


                          NOTES TO FINANCIAL STATEMENTS





Note 1 -        Business and Summary of Significant Accounting Policies:

                Basis of Presentation - The consolidated financial statements include all the accounts of US Servis, Inc. (f/k/a MICRO Healthsystems, Inc.) and its wholly-owned subsidiaries (collectively, the "Company").
                All significant intercompany transactions have been eliminated.

                Nature of the Business - The Company is a provider of business management services and information management systems. The Company's primary markets are physicians, physician delivery systems, ambulatory departments and at risk networks associated with hospital driven integrated delivery systems. As part of its business management services, the Company has traditionally provided on-site and off-site personnel, billing and accounts receivable management services together with information systems and systems integration services related to these business activities. The Company is currently strengthening these areas and expanding its services and information systems to include: financial and administrative management, clinical information, systems support and management and operational consulting services in critical areas such as at risk contracting and contract management, revenue enhancement and re-engineering of the billing and accounts receivable management activities. The Company, through strategic alliances, has expanded its information  systems  offerings  to  include  managed  care  and electronic medical records systems. The Company has also historically been a provider of clinical information systems products and services for various hospital inpatient departments. The Company is phasing out of this activity. (See
                Note 2)

                Revenue Recognition - Revenues are recognized under services and equipment agreements as follows:

                      A majority of the Company's revenues are derived from management fees which are based upon a percentage of net collection of health care receivables, generated by providers on a fee-for-service basis. In these cases, the Company recognizes management fees as the provider's health care receivables are collected.

                      Revenues from other service agreements and hardware and software sales are recognized when the services are rendered or the hardware and software are installed and accepted. If the agreement provides for installment payments on the hardware or software, the present value of the amount to be received is recognized as revenue.

                Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

                Financial Instruments - Financial instruments include cash and equivalents, accounts receivable, other assets, accounts payable, accrued expenses and capital lease obligations. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

                Concentration of Credit Risks - The Company's accounts and notes receivable are principally from hospitals located throughout the U.S. See Note 12 as to the major customers.

                The Company maintains its cash balances in several financial institutions which in some instances exceed federally insured limits. The Company believes these institutions to be of high quality and believes no significant concentration of credit risk exists with respect to the cash investments.

                Cash Equivalents - The Company considers all highly liquid debt instruments purchased with maturity of three months or less, when purchased, to be cash equivalents.

                Property and Equipment - Property and equipment are stated at cost. Depreciation expense generally is provided by the straight-line method over the estimated lives of the assets, 3 to 7 years for computer equipment, 5 to 8 years for furniture and fixtures, and 7 to 10 years or the lease term, if shorter, for leasehold improvements.

                Software Technology - Costs associated with the development of software are expensed as incurred. The expenses amounted to $2,284,555, $2,873,000 and $3,808,000 for the years ended March
                31, 1996, 1995 and 1994, respectively. The Company, according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", capitalizes a portion of the computer software development costs if certain criteria are met. Capitalized software development costs amounted to $303,000 for the year ended March 31, 1994. No costs were capitalized for the years ended March 31, 1996 and 1995.

                Purchased  software   technology  is  stated  at  cost,  and  is
                amortized over a 3 to 7 year period using the straight-line method.

                Goodwill - Goodwill consists of the excess of cost over net assets of acquired businesses and is being amortized over 40 years on the straight-line method.

                Income Taxes - Deferred taxes have been provided for temporary differences in reporting certain transactions for financial accounting and tax reporting purposes.

                Net Loss Per Share - Net loss per share is based on the weighted average number of common shares and equivalents outstanding during each year. The loss was adjusted by accretions equal to accrued dividends on the Company's preferred stock in the amount of $228,000 for the year ended March 31, 1996 and $-0- for the years ended March 31, 1995 and 1994. Warrants and options are included, using the treasury stock method, when exercise prices are less than the average market prices. No effect is given to common share equivalents when there is a net loss.

                Defined Contribution Profit Sharing Plan - The Company has a defined contribution 401(k) plan covering substantially all its employees. Employees who have one year of service are eligible to receive matching contributions from the Company. Company contributions are based on a percentage of employees' annual deferrals and are charged against income as incurred. Contributions were approximately $71,000, $52,000 and $57,000 in fiscal 1996, 1995 and 1994, respectively.

                Dividends - Since preferred stock dividends are cumulative and become part of the redemption price, to the extent not paid, it is the Company's policy to record an increase in the carrying amount of preferred stock and a corresponding reduction of retained earnings as preferred stock dividends accrue.

                Reclassification - Certain amounts in prior years have been reclassified for comparability.

Note 2 -        Restructuring Charges (Gains):

                During 1995, the Company recorded a restructuring charge of $6,800,000 for costs associated with termination of employment of the former Chairman of the Board, downsizing of operations, consolidating facilities, discontinuance of the Company's in-patient point-of-care systems and refocusing on financial management services.

                During   1996,   the   Company   substantially   completed   its
                restructuring program and the final costs varied from the original estimates for certain items. As a result the Company recorded a net credit of $590,000 to reduce its restructuring accrual.

                The individual components of the 1996 credit and the 1995 restructuring charge are summarized as follows:

                                                                                                  Year Ended March 31,
                                                                                               1996                1995

                  Writedown of capitalized software costs                                 $       -               $2,127,000
                  Writedown of inventory and equipment                                            -                  714,000
                  Provision for doubtful accounts receivable on discontinued products
                                                                                                  -                  200,000
                  Consolidations and close down of facilities                                   (920,000)          1,189,000
                  Legal, consulting and related reserves                                        (125,000)            300,000
                  Termination costs related to the former Chairman                              (223,000)          1,394,000
                  Severance payments to employees                                                678,000             876,000
                                                                                              ----------        ------------
                                                                                               $(590,000)         $6,800,000
                                                                                              ==========        ============
                At  March  31,  1996,   the   non-current   portion  of  accrued
restructuring charges matures as follows:

                                          Year Ending March 31,

                                              1998                                                $578,000
                                              1999                                                 145,000
                                              2000                                                  56,000
                                              2001                                                  10,000
                                              2002 and thereafter                                  116,000
                                                                                                 ---------
                                                                                                  $905,000
                                                                                                 =========

Note 3 -        Acquisition - Pooling of Interests:

                On August 31, 1993 the Company acquired all the assets subject to the liabilities of Applied Computer Technology for Patient Care, Inc. (ACT/PC) in exchange for 658,000 shares of the Company's common stock. In addition, the Company exchanged 148,000 shares of its common stock to retire ACT/PC debt. ACT/PC was a privately held developer of bedside clinical information systems.

                The fiscal 1994 consolidated financial statements give retroactive effect to the merger, which has been accounted for using the pooling-of-interests method and, as a result, the financial statements are presented as if the combining companies had been consolidated for all periods presented.

                Net sales and net income (loss) for the individual entities prior to the merger are as follows:
                                                                         US Servis
                                                                          Inc.               ACT/PC            Combined
                                                                                    (Dollars In Thousands)
                 Five months ended August 31, 1993 (Unaudited):
                      Net sales                                         $  9,609                  $132           $  9,741
                      Net income (loss)                                      725                  (345)               380

                Merger expenses of $394,000 include legal and accounting fees and other costs and were charged to expense during fiscal 1994.

Note 4 -        Acquisitions - Purchases:

                Management-Data Services, Inc. ("MDS") - On March 9, 1993, the Company acquired through merger Vanco Business Management, Inc. ("VBM") The purchase price consisted of 180,000 shares of the Company's restricted common stock (valued at $2,059,000), $1,000,000 in cash plus closing costs of approximately $115,000.

                The  acquisition  was  reported  using  the  purchase  method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The $2,847,000 excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. In addition, the Company guaranteed up to $661,000 of certain bank debt of the President of MDS.

                In April 1994, the Company amended the plan of merger. Under the amendment, the Company issued an additional 25,000 shares of its common stock to the former owner of VBM. The Company was also required to issue 240,000 additional shares of its common stock based upon its market value at March 31, 1995 and revenues of MDS and 55,000 common shares based on revenues attained by MDS in the fiscal year ended March 31, 1996.

                In connection with the amended plan of merger, the Company issued 190,000 shares of its common stock in 1994, 75,000 shares in May 1995 and 55, 000 shares in 1996. The value of the shares issued in May 1995 is reflected in shareholders' equity at March 31, 1995.

                AISCorp. - On June 14, 1991, the Company acquired through a subsidiary substantially all of the assets subject to certain liabilities of AISCorp. for 108,000 shares of the Company's restricted common stock valued at $1,500,000. The acquisition is reported using the purchase method of accounting and accordingly, the purchase price, closing costs and net liabilities assumed, have been attributed to software technology.

                As a result of the Company's guarantee of the price of its common stock in the acquisition of AISCorp., the Company, in December 1993, issued 221,000 shares of its common stock and loaned $1,225,000 to the former owner. The loan bears interest at 5.1%, and is collateralized by 328,000 shares of the Company's common stock. Principal and interest are payable only from the proceeds of the sale of the collateral. Accordingly, the loan is reported as a reduction of the Company's shareholders' equity. Any unsold common stock at the due date of the loan will revert to the Company in exchange for cancellation of the then remaining loan balance and accrued interest. On June 26, 1996, the Company entered into an agreement to change the due date of the loan to the earlier of December 13, 2000 or ninety days after the price of the Company's stock reaches a per share price of $8.50 for five consecutive trading days. Also the Company agreed to reduce the collateral for the loan by 75,000 shares and an additional 50,000 shares when the per share price of the Company's Common Stock reaches certain price levels.

Note 5   -       Point-of-Care Clinical Information Systems:

                On November 14, 1991, Clinical Dimensions, Inc. (Clinical), a subsidiary of the Company, modified an agreement (the Baxter Agreement) with Baxter Healthcare Corporation ("Baxter"). Under the Modified Baxter Agreement, Baxter had the exclusive right to distribute Med-Take throughout the United States and Canada.
                The Company was to receive minimum Med-Take revenues until March 31, 1995.

                In December 1993, the Company ended the existing agreement with Baxter and signed a termination agreement whereby Baxter will continue to serve as the exclusive distributor of the Clinical product only to hospitals serviced by HCA Information Services, Inc. The termination agreement was effective through December of 1995. Baxter paid the Company $2,000,000 to satisfy its obligation which is included in minimum guarantee and contract termination revenue in the statement of operations for 1994.

Note 6  -       Property and Equipment:

                Property and equipment consist of:
                                                                                                    March 31,
                                                                                            -------------------------------
                                                                                               1996                 1995
                                                                                               ----                 ----
                Property and equipment                                                      $3,486,000           $3,023,000
                Leasehold improvements                                                         409,000              350,000
                                                                                            ----------           ----------
                                                                                             3,895,000            3,373,000
                Less: Accumulated depreciation and amortization                              2,366,000            2,138,000
                                                                                            ----------           ----------
                                                                                            $1,529,000           $1,235,000
                                                                                            ==========           ==========

                Depreciation and amortization expense was $521,000,$462,000 and $410,000 for the years ended March 31, 1996, 1995 and 1994, respectively, and are included in selling, general and administrative expenses.

Note 7   -      Capital Lease Obligation:

                During September 1995 the Company leased three IBM AS400 computers for three years with semi-annual principal and interest payments of $150,000 at an interest rate of approximately 15% per annum. Future principal payments are $230,000 in fiscal 1997 and $267,000 in fiscal 1998.

Note 8   -      Income Taxes:

                A summary of current and deferred income taxes included in the statements of operation is as follows:

                                                                                Year Ended March 31,
                                                               ---------------------------------------------------------
                                                                    1996                  1995                 1994
                                                                -------------         ------------         ------------
                Current:
                   Federal                                         $(2,349,000)         $(1,704,000)          $   160,000
                   State and local                                      45,000             (129,000)              184,000
                                                                   -----------           ----------          ------------
                                                                    (2,304,000)          (1,833,000)              344,000
                                                                   -----------           ----------          ------------
                Deferred:
                   Federal                                           1,024,000           (1,606,000)             (433,000)
                   State and local                                      -                  (149,000)              (71,000)
                                                                   -----------          -----------         -------------
                                                                     1,024,000           (1,755,000)             (504,000)
                                                                   -----------          -----------          ------------

                Provision for income taxes                         $(1,280,000)         $(3,588,000)          $  (160,000)
                                                                   ===========          ===========           ===========

                The total income taxes are different than the amounts computed by applying the U.S. statutory federal income tax rate of 34%.
                The differences are summarized as follows:

                                                                                       Year Ended March 31,
                                                                          1996                1995                1994

                Income taxes at statutory rate                           $(1,763,000)        $(3,958,000)       $  (468,000)
                Effect of losses without a current year tax
                   benefit                                                   237,000             592,000             -
                Alternative minimum tax                                      156,000             115,000             -
                Nondeductible merger expenses                                 -                   -                 140,000
                Pre-acquisition losses of ACT/PC                              -                   -                  73,000
                State and local taxes, net of federal benefit
                                                                              30,000            (189,000)            55,000
                Write off and amortization of nondeductible
                   technology costs and goodwill, net of
                   realization of deferred tax liability
                                                                              44,000            (114,000)            32,000
                Nondeductible business expenses and other
                                                                              16,000             (34,000)             8,000
                                                                         -----------         -----------        -----------
                Provision for income taxes                               $(1,280,000)        $(3,588,000)       $  (160,000)
                                                                         ===========         ===========        ===========

                Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under FAS 109, deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. The principal effects of adoption were the recognition of a cumulative effect, as of April 1, 1993, of the change in accounting for income taxes of $152,000 ($.03 per share), the establishment of a deferred tax liability of $1,276,000 and a contra increase in capitalized software technology representing the tax effect of the difference between financial and tax reporting bases of software technology purchased from AISCorp. The adoption of FAS 109 caused a reduction in the loss for the year ended March 31, 1994 of $307,000 ($.05 per share).

                The significant components of the Company's deferred tax assets are summarized below:

                                                                                         March 31,
                                                                   -------------------------------------------------------
                                                                         1996               1995               1994
                                                                       -----------         -----------         ----------

                    Accrued restructuring charges                      $   747,000          $1,384,000   $         -
                    Inventories                                             -                  274,000             -
                    Allowance for doubtful accounts                        190,000              76,000            191,000
                    Equity based compensation                               -                  155,000             -
                    Accrued vacation and other                             177,000              86,000            116,000
                    Alternative minimum tax credit                         271,000             115,000             -
                    Net operating loss tax carryforwards
                                                                         2,814,000           2,571,000          1,550,000
                                                                       -----------         -----------        -----------
                                                                         4,199,000           4,661,000          1,857,000
                    Valuation allowance                                  4,137,000           3,575,000          1,550,000
                                                                       -----------         -----------        -----------

                                                                      $     62,000          $1,086,000        $   307,000
                                                                      ============          ==========        ===========

                A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined that a full valuation allowance is appropriate at March 31, 1996, except to the extent of refundable income taxes.

                At March 31,  1996,  AISCorp.  and US Servis,  Inc.  ("USS") had
                Federal net operating loss carryforwards of approximately $740,000 and $4,550,000, respectively which expire beginning in fiscal 2003. These losses are limited by the provisions of
                Section 382 of the Internal Revenue Code due to a more than 50% change in ownership. Following such a change, the utilization of tax loss carryforwards is limited to the value of the acquired Company on the date of such change, multiplied by the Federal long-term tax exempt rate (the "annual limitation"). To the extent amounts available under the annual limitation are not used, they may be carried forward for the remainder of 15 years from the date the losses were originally incurred. As a result of the change in ownership, use of net operating losses will be limited to approximately $225,000 per year for AISCorp. and $320,000 for USS, subject to certain additional limitations.


Note 9  -       Commitments and Contingencies:

                Leases - The annual minimum rental commitments under the terms of the Company's operating leases that have initial or remaining lease terms in excess of one year at March 31, 1996 are as follows:

                                       Year Ending March 31,
                                              1997         $581,000
                                              1998          236,000
                                              1999          131,000
                                              2000           16,000
                                                          ----------
                     Total future minimum lease payments   $964,000
                                                          ==========

                The Company occupies a leased facility under a non-cancelable lease that expires in October 1996. The former Chairman of the Board of Directors has an 8% equity interest in the company which owns the leased facility. The Company is considering relocating its headquarters to an undetermined location.

                Net rental expenses for office space amounted to $671,000, $776,000 and $811,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

                Employment Agreements - The Company and its subsidiaries have employment agreements with certain officers through March 31, 1999. Under these agreements, minimum compensation per annum aggregates $428,000 for each of the years ending March 31, 1997 and 1998, and $16,000 for the year ending March 31, 1999.

                In the event of the death of one officer during the term of his employment, the Company will be required to pay $100,000 per annum for a period of ten years.

                Royalties and Other Fees - In February 1995 the Company entered into a ten year agreement with a provider of managed care services ("licensor") which grants the Company exclusive rights to market, license, install and support managed care software to certain end users. The Company is required to pay the licensor a $5,000 per month fee to cover software maintenance and customer support services over the life of the agreement and is required to pay the licensor royalties for software licenses sold. Beginning in 1998, in order to retain exclusivity the Company is also obligated to make minimum payments totaling $195,000 annually.

                Commitment and Contingent Liability - The Company is contingently liable for approximately $967,000 payable over six years for the continued use of certain trade names.

Note 10  -      Convertible Redeemable Preferred Stock:

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

                As of March 31, 1996, the carrying value of the preferred stock has been reduced by $118,000 of unamortized stock issue costs and increased by $228,000 of accretion equal to accrued dividends. Dividends on the preferred stock accrue at a rate equal to 8% per annum, compounded quarterly. If not earlier paid, preferred dividends are payable on i) redemption, ii) conversion or iii) dissolution of the Company. If not previously converted, the Company is obligated to redeem the preferred stock at a redemption price of $4.00 per share plus accrued dividends in six equal semi-annual installments commencing on October 12, 2000.

                After October 12, 1996, the preferred stock is convertible at the option of the holders into an equal number of common shares and under certain circumstances the Company may require conversion. In the event of the Company's liquidation, the holders of the preferred stock are entitled to $4.00 per share plus all accumulated and unpaid dividends.

Note 11 -       Shareholders' Equity:

                Options - The Company has an incentive stock option plan (the "1986 Plan") pursuant to which 600,000 shares of common stock of the Company have been reserved for issuance to key employees upon exercise of options designated as incentive stock options under Section 422-A of the Internal Revenue Code. The Plan is administered by the Board of Directors. Options granted pursuant to the Plan are nontransferable by the optionees during their lifetimes, expire if not exercised within ten years from the date of the grant, and, under certain circumstances set forth in the Plan, may be exercised within three months following termination of employment. Options are granted to key employees as determined by the Board of Directors at not less than the fair market value of the shares underlying the option on the date the option is granted. The amount of aggregate fair market value of common stock (determined at the time of grant of the option) for which any employee may be granted options under the Plan in any calendar year shall not exceed $100,000 plus certain unused carryovers from previous years.

                The Plan contains antidilution provisions authorizing appropriate adjustments in certain circumstances. Shares of common stock subject to options which expire without being exercised or which are canceled as a result of the cessation of employment are available for further grants. No shares of common stock of the Company may be issued to an optionee until the full option price is paid.

                In 1993, the Board of Directors and the Company's shareholders approved an incentive stock option plan ( the "1993 Plan") to grant 500,000 shares of the Company's common stock. The terms of the 1993 Plan are principally the same as those of the 1986 Plan.

                In 1994, the Board of Directors and the Company's shareholders approved an amendment to the Company's 1993 Plan increasing the number of shares reserved for issuance from 500,000 shares to 1,400,000 shares.

                In addition, the Board of Directors and the Company's shareholders approved a stock option plan (the "1994 Plan") to grant 350,000 shares of the Company's common stock to non-employee directors. All new nonemployee directors will automatically be granted options to purchase 50,000 shares of common stock of the Company at the then fair market value of the shares underlying the option on the day the option is granted. All current directors received additional options to purchase 40,000 shares. The options granted are nonstatutory stock options and are not intended to qualify under Section 422 of the Internal Revenue Code. The options vest at 10,000 shares per year commencing one year from the date of grant, are nontransferable by the optionees during their lifetimes, expire if not exercised within ten years from the date of grant and may be exercised within one year following termination of service as an eligible director.

                Outstanding options at March 31, 1996 are as follows:

                                                                    Shares          Exercise Price            Expiration
                                                                   Issuable           Per Share                  Date
                  Non Qualified Options Issued to Chairman
                    of the Board of Directors in October
                    1994 (1)                                         1,000,000        $3.50            October 2004
                  Nonemployee directors in October 1994,
                    options for 17,000 shares vested and
                    options for 17,000 shares vesting
                    annually commencing in October 1996

                                                                        85,000    $3.00-$5.00          October 1999
                  Former President and Chief Operating
                    Officer of AISCorp. in June 1991 (2)
                                                                        75,000         4.00            June 2001
                                                                   -----------
                                                                     1,160,000
                  Incentive options                                  1,136,000    $3.38-$7.00          December 1997 -
                                                                   -----------                         January 2005
                                                                     2,296,000
                                                                   ===========

                (1) 400,000  shares vested October 1995,  the remaining  600,000 vest when the Company's  stock has closed at $5.00 or more per share on at least 30 of the last
                    40 business days, or upon a change in control, or on October 12, 2002.

                (2) All options are exercisable as of June 26, 1996.

                Options under the Incentive Stock Option Plans are summarized as follows:
                                                                                       Year Ended March 31,
                                                                           1996                1995                1994
                                                                      --------------      --------------      ---------
                Options outstanding at
                  beginning of year                                         989,000             321,000             255,000
                Options granted                                             405,000             894,000             256,000
                Options expired                                            (243,000)           (226,000)           (170,000)
                Options exercised                                            -                   -                  (20,000)
                Options transferred                                         (15,000)             -                   -
                                                                        -----------         -----------          ----------

                Options outstanding at end of year                        1,136,000             989,000             321,000
                                                                          =========          ==========           =========
                Option price per share                                   $3.38-$7.00        $3.50-$7.00      $4.00 - $13.50
                                                                         ===========        ===========      ==============

                Options exercisable:
                  Number of shares                                          185,000             268,000              80,000
                                                                           ========          ==========            ========


                At March 31, 1996, options to purchase 761,000 shares are available for grant.


Note 12  -      Major Customers:

                Revenues from customers in excess of 10% of total revenues were as follows:

                                    Customer                                                  Year Ended March 31,
                            ------------------------                                  ----------------------------
                                                                                      1996           1995            1994
                                                                                    --------       --------        ------
                Baxter Healthcare Corporation (see Note 5)                               -  %           -  %         20.0%

                University of Medicine & Dentistry, Newark, NJ                         15.7           15.5           11.8

                Mount Sinai Practice Group, Elmhurst, NY                                9.2           11.7            7.6

Note 13  -      New Accounting Standard:

                Impairment of Assets - Statement of Financial Accounting Standards (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" was issued in March 1995, and is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company expects to adopt SFAS 121 for the year ending March 31, 1997. The adoption is not expected to have a material effect on the Company's financial statements.

- -----------------------------------------------------------------------
                                               Schedule VIII
- ----------------------------------------------------------------------
                        US SERVIS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



                                                                            VALUATION ACCOUNTS










- -------------------------------------------------- ------------------ ------------------- ------------------ -------------------
                    COLUMN A                               COLUMN B           COLUMN C            COLUMN D           COLUMN E
- -------------------------------------------------- ------------------ ------------------- ------------------ -------------------
                                                                           Additions
                                                      Balance at           Charged                               Balance at
                                                     Beginning of          to Costs                                End of
                   Description                          Period           and Expenses        Deductions            Period

March 31, 1996 -
    Allowance for doubtful accounts                        $206,000           $320,000           $  68,000           $458,000
                                                           ========           ========           =========           ========

March 31, 1995 -
    Allowance for doubtful accounts                        $554,000           $152,000            $500,000           $206,000
                                                           ========           ========            ========           ========

March 31, 1994 -
    Allowance for doubtful accounts                       $  88,000           $466,000             $  -              $554,000
                                                          =========           ========           =========           ========





                                      F-21

                                                   EXHIBITS INDEX

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

         10(14)       Option Registration Rights Agreement by and Between the Registrant and Stephen G.            *
                      Sullivan, dated June 14, 1991. (IV)
         10(15)       Employment Contract between the Registrant and S.M. Caravetta. (VII)                         *
         10(16)       Employment Contract between the Registrant and James A. Pesce. (VII)                         *
         10(17)       Agreement and Plan of Merger with Exhibits by and among the Registrant, Vanco                *
                      Business Management, Inc. And David K. Vanco, dated as of December 31, 1992. (VIII)
         10(18)       Employment Agreement, dated as of January 1, 1993, between Management-Data Service,          *
                      Inc., the Registrant and David K. Vanco. (VIII)
         10(19)       Registration Rights Agreement between David K. Vanco and the Registrant, dated as            *
                      of December 31, 1992. (VIII)
         10(20)       Guaranty dated March 5, 1993, given by the Registrant to Harris Bank Roselle                 *
                      relating to loans to David K. Vanco. (VIII)
         10(21)       Letter agreement between David K. Vanco and the Registrant, dated March 5, 1993,             *
                    relating to the guaranty of notes, from David K. Vanco to Harris Bank Roselle.
                    (VIII)
         10(22)       Agreement of Merger with ACT/PC, dated September 15, 1993, amended November 12,              *
                      1993. (X)
         10(23)       Term Loan Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and          *
                      Registrant. (X)
         10(24)       Guarantee Modification Agreement, dated as of December 13, 1993, between Stephen G.          *
                      Sullivan and the Registrant. (X)
         10(25)       Escrow Agreement, dated as of December 13, 1993, between Stephen G. Sullivan,                *
                      Registrant and Crummy Del Deo Dolan Griffinger & Vecchione. (X)
         10(26)       Termination Agreement relating to the Baxter Distribution/Sales Representation               *
                      Agreement, dated December 17, 1993. (X)
         10(27)       Amendment to Agreement and Plan of Merger between the Registrant and                         *
                      Management-Data Services, Inc., dated April 8, 1994. (XI)
         10(28)       Amendment to Employment Agreement between David K. Vanco and the Registrant, dated           *
                      April 8, 1994. (XI)
         10(29)       Employment Agreement, dated as of October 12, 1994, between the Registrant and               *
                      Graham O. King. (XII)
         10(30)       Option Agreement, dated as of October 12, 1994, between the Registrant and Graham            *
                      O. King. (XII)
         10(31)       Registration Agreement, dated as of October 12, 1994, between the Registrant and             *
                      Graham O. King. (XII)
         10(32)       Stockholder Agreement, dated as of October 12, 1994, between the Registrant and              *
                      Graham O. King. (XII)
         10(33)       S.M. Caravetta Termination Agreement between S.M. Caravetta and the Registrant,              *
                      dated as of October 12, 1994, as amended. (XII)
         10(34)       Letter of Intent, dated June 26, 1995, between the Registrant and Frontenac VI                *
                      Limited Partnership. (XIV)
         10(35)       Registrant's Amended 1993 Stock Option Plan. (XIV)                                            *
         10(36)       Registrant's Amended 1994 Stock Option Plan for Non-Employee Directors. (XIV)                 *
         10(37)       Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated July 18,           *
                      1995, by and among the Registrant, a trust established for the benefit of descendants of Robert E. King, Frontenac VI Limited Partnership and Morgan Holland
                      Fund II, L.P. (XV)
         10(38)       Promissory Note of Graham O. King, dated June 14, 1995, payable to the Company. (XVI)         *
         10(39)       First and Second Amendments to Series A Convertible Preferred Stock and Warrant               *
                      Purchase  Agreements  dated July 31,  1995 and  October  10,
                      1995, respectively.  (XVII) 10(40) Registration Agreement,  dated October
                      12, 1995, by and among the Registrant, a trust *
                      established for the benefit of the descendants of Robert E. King, Frontenac VI
                      Limited Partnership and Morgan Holland Fund II, L.P. (XV)
         21         Subsidiaries of the Registrant                                                                1
         23         Consent of Wiss & Company, LLP                                                                2


                                              NOTES TO EXHIBIT INDEX

      Note No.                                                     Description
         (I)        Incorporated  by reference  from the Form S-18  Registration
                    Statement of the Registrant, dated June 10, 1986.
        (II)        Incorporated by reference from Amendment No. 1, dated September 6, 1986, to the Form S-18 Registration
                    Statement of the Registration
        (III)       Incorporated by reference from the Registrant's  Form 10-K, dated
                    June 18, 1990. (IV) Incorporated by reference from the Registrant's Form
                    8-K, dated October 1, 1990.
         (V)        Incorporated by reference from the Registrant's Form S-3, Registration No. 33-39062, dated April 11,
                    1991.
        (VI)        Incorporated  by reference from the  Registrant's  form 8-K, dated
                    June 18, 1991.  (VII)  Incorporated  by reference from the  Registrant's
                    Form 10-K, dated June 28, 1991.
       (VIII)       Incorporated by reference from the  Registrant's  Form 8-K, dated
                    March 9, 1993. (IX) Incorporated by reference from the Registrant's Form
                    8-K, dated September 15, 1993.
         (X)        Incorporated  by reference from the  Registrant's  Form 8-K, dated
                    December 28, 1993. (XI)  Incorporated by reference from the Registrant's
                    Form 8-K, dated April 15, 1994. (XII) Incorporated by reference from the
                    Registrant's Form 8-K, dated November 1, 1994.
       (XIII)       Incorporated by reference from the Registrant's  Form 10-Q, dated
                    November 11, 1994. (XIV) Incorporated by reference from the Registrant's
                    Form 10-K, dated June 26, 1995. (XV)  Incorporated by reference from the
                    Registrant's  Form 10-K/A,  dated July 24, 1995.  (XVI)  Incorporated by reference from the Registrant's Form 10-Q, dated August 10, 1995.
       (XVII)       Incorporated by reference from the Registrant's  Form 10-Q, dated
                    November 10, 1995.


                                                                    EXHIBIT 21


                         Subsidiaries of the Registrant





MCHS, Inc., a Delaware corporation

Administration Information Systems Corporation, a New Jersey corporation

Management Data Service, Inc., an Illinois corporation

                                                                   EXHIBIT 23




                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference of our report dated May 30, 1996 included in the US Servis, Inc.'s 10-K for the year ended March 31, 1996, into the Company's previously filed Registration Statement on Form S-8 (No. 33-01722), and to the incorporation by reference of such report into the Company's previously filed Registration Statements on Form S-3 (Nos. 33-71874, 33-74380 and 33-63821).




   /s/ WISS & COMPANY
   WISS & COMPANY, LLP




Livingston, New Jersey
June 28, 1996
                                     2