Form 10-Q
period 1996-06-30
US SERVIS INC
filed 1996-08-14
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ___________

Commission File Number:    0-15352

                                 US SERVIS, Inc.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   22-2467332
(State or other jurisdiction of      (I.R.S. Employer or Identification Number)
incorporation of organization)

                 414 Eagle Rock Avenue, West Orange, NJ     07052
                (Address of Principal Executive Office)  (Zip Code)

                                    (201) 731-9252
                 Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At August 13, 1996, the registrant had outstanding 6,296,137 outstanding shares of Common Stock, $0.01 par value.

                        US SERVIS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                              Page No.
PART I - FINANCIAL INFORMATION                                                                                   1

         CONSOLIDATED BALANCE SHEET AT JUNE 30, 1996 AND
         MARCH 31, 1996                                                                                          2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS ENDED JUNE 30, 1996 AND 1995                                                               3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 1996                                                         4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED JUNE 30, 1996 AND 1995                                                                    5,6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                             7,8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                                    9-11


PART II - OTHER INFORMATION                                                                                      12


SIGNATURES                                                                                                       13


EXHIBIT INDEX                                                                                                  14-16


                                     PART I

                              FINANCIAL INFORMATION


1.       Consolidated Financial Statements as at June 30, 1996

         The consolidated balance sheet as of March 31, 1996 has been derived from the audited Consolidated Balance Sheet contained in the Company's Form 10-K and is presented for comparative purposes. Certain items have been reclassified to conform to the current presentation. The accompanying consolidated financial statements presume that users have read the audited consolidated financial statements of the preceding fiscal year. Accordingly, footnotes which would have substantially duplicated such disclosures have been omitted.

         The interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. Such interim adjustments consist solely of normal recurring adjustments. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                           US SERVIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                              June 30,      March 31,
                                                                1996          1996
                      ASSETS                                 (Unaudited)
CURRENT ASSETS
   Cash and equivalents                                       $4,391,000  $6,546,000
   Certificate of deposit                                        300,000     300,000
   Accounts receivable, less allowance for doubtful
      accounts of $465,000 and $458,000                        4,184,000   2,558,000
  Current maturities of notes receivable                         100,000     190,000
   Inventories                                                     2,000       3,000
   Prepaid and refundable income taxes                         2,408,000   2,343,000
   Deferred income taxes                                               0      62,000
   Prepaid expenses and other current assets                     515,000     584,000
                                                              ----------  ----------
             Total Current Assets                             11,900,000  12,586,000
                                                              ----------  ----------
PROPERTY AND EQUIPMENT                                         1,413,000   1,529,000

OTHER ASSETS:
   Software technology:
      Purchased, less accumulated amortization of
        of $54,000  and $35,000                                  212,000     173,000
      Developed, less accumulated amortization
        of $280,000 and $257,000                                 122,000     146,000
   Goodwill, less accumulated amortization of
      $347,000 and $323,000                                    3,597,000   3,621,000
   Other                                                         208,000     204,000
                                                              ----------  ----------
               Total Other Assets                              4,139,000   4,144,000
                                                              ----------  ----------

                                                             $17,452,000 $18,259,000
                                                             =========== ===========


        LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                             $510,000    $634,000
   Accrued payroll & benefits                                    834,000     724,000
   Accrued restructuring charges                                 963,000     963,000
   Accrued expenses for use of trade name                        293,000     254,000
   Other accrued expenses                                      1,094,000     805,000
   Current portion of capital lease obligation                   230,000     230,000
   Deferred income                                               229,000     242,000
   Customers' deposits                                           141,000     141,000
   Other current liabilities                                     252,000     269,000
                                                               ----------  ---------
              Total Current Liabilities                        4,546,000   4,262,000
                                                               ----------  ---------
LONG-TERM LIABILITIES:
   Accrued restructuring charges - net of current portion        670,000     905,000
   Long-term capital lease obligation - net of current portion   287,000     267,000
                                                               ----------  ---------
              Total Long-term Liabilities                        957,000   1,172,000
                                                               ----------  ---------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
   Convertible redeemable preferred stock,
     par value $0.01 per share, 10,000,000 shares
     authorized, 1,500,000 issued and outstanding
     (liquidation preference  $6,353,000)                      6,241,000   6,110,000

SHAREHOLDERS' EQUITY:
   Common stock $.01 par value; 30,000,000 shares
      authorized; 6,312,000 shares issued                         63,000      63,000
   Capital in excess of par value                             14,864,000  14,864,000
   Retained earnings (deficit)                                (7,795,000) (6,788,000)
   Subscription receivable                                      (140,000)   (140,000)
   Note receivable - related party                            (1,225,000) (1,225,000)
                                                               ---------- -----------
                                                               5,767,000   6,774,000
   Less Treasury Stock at cost: 15,700 shares                     59,000      59,000
                                                               ----------  ----------
              Total Shareholders' Equity                       5,708,000   6,715,000
                                                               ----------  ----------
                                                             $17,452,000 $18,259,000
                                                             ============ ===========

See accompanying notes to consolidated financial statements.

                                US SERVIS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                               1996           1995
REVENUES:
   Service fees                                             $4,569,000     $3,706,000
   Sales of equipment                                           98,000         53,000
   Software license fees                                        22,000         99,000
   Interest and other                                           67,000         32,000
                                                            ----------     -----------
                                                             4,756,000      3,890,000
                                                            ----------     ----------

EXPENSES:
   Cost of services                                          3,361,000      2,510,000
   Cost of equipment sales                                      46,000         26,000
   Research and development                                    493,000        626,000
   Selling, general and administrative                       1,708,000      1,923,000
   Interest expense                                             31,000         18,000
                                                            ----------     ----------
                                                             5,639,000      5,103,000
                                                            ----------     ----------

LOSS BEFORE INCOME TAXES                                      (883,000)    (1,213,000)

BENEFIT FOR FEDERAL AND STATE INCOME TAXES                          -        (367,000)
                                                           ------------     ----------
NET LOSS                                                     ($883,000)     ($846,000)
                                                            ===========     ==========
NET LOSS PER COMMON SHARE                                       ($0.16)        ($0.14)
                                                            ===========     ==========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                6,296,000      6,241,000
                                                            ===========     ==========

See accompanying notes to consolidated financial statements.

                                        US SERVIS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CHANGES
                                    FOR THE THREE MONTHS ENDED JUNE 30, 1996






                                                                  CAPITAL IN                                  NOTE
                                                  COMMON STOCK    EXCESS OF     RETAINED    SUBSCRIPTION   RECEIVABLE -    TREASURY
                                         SHARES     PAR VALUE     PAR VALUE     EARNINGS    RECEIVABLE     RELATED PARTY   STOCK
                                        ---------  -----------   -----------    --------    ------------   -------------   --------

BALANCE, MARCH 31, 1996                 6,312,000       63,000    14,864,000  (6,788,000)      (140,000)    (1,225,000)     59,000

THREE MONTHS ENDED
   JUNE 30, 1996:

    Accretion equal to accrued dividends
     on redeemable preferred stock                                              (124,000)

    Net Loss                                                                    (883,000)
                                        ---------       ------    ----------  -----------      ---------    -----------     ------
BALANCE, JUNE 30, 1996                  6,312,000       63,000    14,864,000  (7,795,000)      (140,000)    (1,225,000)     59,000
                                        =========       ======    ==========  ===========      =========    ===========     ======

         See accompanying notes to consolidated financial statements.

                  US SERVIS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                              1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                           (883,000)     (846,000)
         Adjustments to reconcile net loss to net cash flows
                  from operating activities:
                           Depreciation and amortization of property and equipment           162,000        93,000
                           Accrued interest on capitalized lease obligation                   20,000         -
                           Amortization of software technology                                43,000        33,000
                           Amortization of goodwill                                           25,000        23,000
                           Amortization of convertible preferred issue costs                   6,000         -
                           Gain on sale of equipment                                          (6,000)        -
                           Provision for losses on accounts receivable                        24,000        60,000
                           Amortization of officer stock compensation                                      163,000
                           Changes in operating assets and liabilities-
                                    Accounts receivable                                   (1,650,000)     (784,000)
                                    Note and installment receivables                          90,000       123,000
                                    Inventories                                                1,000       (20,000)
                                    Prepaid and refundable income taxes                      (65,000)     (476,000)
                                    Deferred income taxes                                     62,000       250,000
                                    Prepaid expenses and other current assets                 69,000        38,000
                                    Other assets                                              (4,000)        3,000
                                    Accounts payable                                        (124,000)      114,000
                                    Accrued payroll & benefits                               110,000       149,000
                                    Accrued expenses for use of trade name                    39,000        35,000
                                    Other accrued expenses                                   289,000      (364,000)
                                    Accrued restructuring                                   (235,000)     (141,000)
                                    Deferred income                                          (13,000)       47,000
                                    Customer deposits and other current liabilities          (17,000)      (10,000)
                                                                                          -----------   -----------
                                             Net cash flows from operating activities:    (2,057,000)   (1,510,000)
                                                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in software technology                                                     (58,000)      (89,000)
         Purchase of property and equipment                                                  (67,000)     (157,000)
         Proceeds from sale of equipment                                                      27,000          -
                                                                                          -----------     ---------
                                             Net cash flows from investing activities        (98,000)     (246,000)
                                                                                          -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:


         Payments of long-term debt                                                             -           (7,000)
         Loans to officers                                                                      -         (238,000)
                                                                                          -----------   -----------
                                             Net cash flows from financing activities           -         (245,000)
                                                                                          -----------   -----------

NET CHANGE IN CASH AND EQUIVALENTS                                                        (2,155,000)   (2,001,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                  6,546,000     4,121,000
                                                                                           ----------    ----------

CASH AND EQUIVALENTS, END OF PERIOD                                                        4,391,000     2,120,000
                                                                                           ==========    ==========


See accompanying notes to consolidated financial statements.

                    US SERVIS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                              (concluded)

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            1996            1995

SUPPLEMENTAL INFORMATION:
         Interest paid                                                                           -           1,000
                                                                                          ==========     ==========

         Income taxes paid (refunded)                                                            -        (143,000)
                                                                                          ==========     ==========

         Accretion equal to accrued dividends on convertible
                  preferred stock                                                            124,000          -
                                                                                          ==========     ==========


See accompanying notes to consolidated financial statements.


                        US SERVIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (UNAUDITED)



Note A - Basis of Presentation:

The consolidated financial statements include all the accounts of US SERVIS, Inc. (f/k/a MICRO Healthsystems, Inc.) and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

Note B - Nature of Business:

The Company is a provider of business management services and information management systems. The Company's primary markets are physicians, physician delivery systems, hospital inpatient and outpatient departments, and at risk networks associated with hospital driven integrated delivery systems. As part of its business management services, the Company has traditionally provided on-site and off-site personnel, billing and accounts receivable management services together with information systems and systems integration services related to these business activities. The Company is currently strengthening these areas and expanding its services and information systems to include: financial and administrative management, clinical information, systems support and management and consulting services in areas that directly complement its business management services offerings, such as at risk contracting and contract management, revenue enhancement and re-engineering of the billing and accounts receivable management activities. The Company, through strategic alliances, has expanded its information systems offerings to include managed care and electronic medical records systems. The Company has also historically been a provider of clinical information systems products and services for various hospital inpatient departments. The Company is phasing out of this activity. (See Note C below)

Note C - Restructuring Charges:

During fiscal 1995, the Company implemented a significant restructuring of its business operations in an effort to: refocus and redirect resources away from clinical, inpatient information systems products and towards contract management, physician practice management, ambulatory care and software integration business services; consolidate operations; negotiate a termination of the employment agreement of the former chairman; downsize, and sell underperforming assets. These actions resulted in a $6.8 million, pre-tax, restructuring charge in fiscal 1995.

The restructuring program was substantially completed during fiscal 1996, although the payment of certain items - principally, termination costs related to the former Chairman and selected severance costs, will continue for several years.

Note D - Net Loss Per Common Share:

The computation of fully diluted net loss per share was antidilutive in each of the applicable periods presented; therefore no separate calculation of fully diluted loss per share was reported. Net loss per common share was determined by dividing net loss, as adjusted, by accretions which relate to accrued dividends on the Company's preferred stock, in the amount of $124,000 for the three months ended June 30, 1996.


Note E - Subsequent Event:

On July 17, 1996, the Company received a letter from its largest customer, New York Health and Hospitals Corporation ("MetroPlus"). The letter alleged that the Company was failing to fulfill its responsibilities under its contract with MetroPlus, indicated that the letter was intended to serve as a notice of default and purported to give the Company 90 days to cure the alleged breaches.

While the Company has taken issue with MetroPlus as to the legal effect of the letter and certain actions taken by MetroPlus, it has mounted a very substantial effort to improve the level of service it provides to MetroPlus. Company management is confident that adequate resources are being made available for this task and that both the Company and MetroPlus are working hard together to resolve problems and to eliminate any service shortfalls.

The Company recognizes that the MetroPlus implementation has been difficult and protracted and as a result it has provided adjustments to reported MetroPlus revenues that it believes to be adequate.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     GENERAL

During fiscal 1996 (Fiscal Year Ending March 31, 1996), the Company focused on recapitalizing and restructuring the business and redirecting resources towards its primary activities; providing business and information management systems and services to physicians, physician networks, managed care organizations and hospitals and ambulatory care providers. The October 1995 closing of the Series A Convertible Preferred Stock offering provided the Company with capital to facilitate the restructuring and invest in product development, sales and marketing. These investments resulted in a stabilization of the client base and the generation of a significant amount of new business. (See the Company's Annual Report, Form 10K for the fiscal year ending March 31, 1996, Item 7 for a more complete discussion of fiscal 1996 sales results).

During the period ended June 30, 1996, the result of fiscal 1996 sales began to materialize. Revenues increased $866,000 (22%), to nearly $4.8 million from $3.9 million reported during the same period in the prior fiscal year. Expenses increased $536,000 (10.5%), with the majority of the increase occurring in Cost of Services. This resulted in a $330,000 decline in the Company's pre-tax loss, although the Company's net loss increased by $37,000 due to the use of carry forward tax benefits during fiscal 1996.

The Company's first quarter net loss per share totaled $.16 compared to $.14 reported for the same period in the prior fiscal year. The first quarter net loss per share includes $.02 per share reflecting accrued dividends on the Company's Series A preferred stock. The first quarter loss does not include the favorable impact of tax benefits reflected in the first quarter of fiscal 1996 (nearly $.06 per share). The following table details the period to period net loss per share.

                                                                          Three Months Period Ended June 30,


                                                                            1996                            1995

               Pre-Tax Operating Loss Per Share                             $.14                          $.20

               Accretion of the Preferred Stock Dividends                    .02                           ----

               Tax Benefit                                                   ----                         (.06)

               Net Loss per Share                                           $.16                          $.14

                         LIQUIDITY AND CAPITAL RESOURCES


                                                                              June 30, 1996                    March 31, 1996

               Total Current Assets                                            $11,900,000                      $12,586,000

               Total Current Liabilities                                         4,546,000                        4,262,000

               Working Capital                                                  $7,354,000                       $8,324,000

               Working Capital Ratio to 1                                           2.6                              3.0

During the three months ended June 30, 1996, Working Capital decreased $970,000 from $8,324,000 to $7,354,000 primarily as a result of continued operating losses. Cash and Equivalents decreased $2,155,000, primarily due to the net loss and an increase in accounts receivable of $1,626,000 which was partially offset by an increase in current liabilities of $284,000. The increase in accounts receivable relates to seasonal increases in amounts due from continuing hospital clients and amounts due under the contract with MetroPlus. (See Note E - Subsequent Event).

The Company expects that its cash position will continue to decrease throughout the remainder of fiscal 1997 as a result of operating losses but anticipates that available cash and cash flow from operations will be sufficient to meet the Company's operating and capital requirements through the end of the current fiscal year.

                              RESULTS OF OPERATIONS

                                    REVENUES

                                                                     Three Months Ended June 30,

                                                                          1996                                     1995

Service fees                                                            $4,569,000                               $3,706,000

Sales of equipment                                                          98,000                                   53,000

Software license fees                                                       22,000                                   99,000

Interest and other                                                          67,000                                   32,000

                                                                        $4,756,000                               $3,890,000

For the three months ended June 30, 1996, the Company's revenues increased $866,000 when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $863,000, sales of equipment of $45,000 and interest and other of $35,000. These increases were partially offset by a decrease in software license fees of $77,000.

Contributing to the increase in revenues from service fees were increases of $390,000 from physician services and $673,000 from TPA services provided to MetroPlus. (See Note E - Subsequent Event). These increases were partially offset by a $113,000 decrease in revenues from clinical services and a $71,000 decrease in revenues from hospital services.


                                    EXPENSES


                                                             Three Months Ended December 31,

                                                         1996                               1995
Cost of services                                     $3,361,000                          $2,510,000
Cost of equipment sales                                  46,000                              26,000
Research and development                                493,000                             626,000
Selling, general and administrative                   1,708,000                           1,923,000
Interest expense                                         31,000                              18,000

                                                     $5,639,000                          $5,103,000


For the three months ended June 30, 1996, the Company's expenses increased $536,000 when compared to the same period in the prior fiscal year. Contributing to this increase were increases in the cost of services of $851,000, cost of equipment sales of $20,000, and interest expense of $13,000. These increases were partially offset by decreases in research and development expenses of $133,000 and selling, general and administrative expenses of $215,000.

Substantially all of the increase in cost of services related to expenses associated with new clients for TPA and physician services. The reduction in research and development expenses results primarily from the Company's decision to de-emphasize its clinical information systems products. The decrease in selling, general and administrative expenses resulted from the inclusion of amortization of the CEO's signing bonus of $163,000 in the first quarter of last year and a reduction in the provision for allowance for doubtful accounts of $36,000.



                                    NET LOSS


For the three months ended June 30, 1996, the Company reported a net loss of $883,000 or $0.16 per common share compared to a net loss of $846,000 or $0.14 per common share during the same period last year. The fiscal 1997 (three months ended June 30, 1996) loss included approximately $.02 per share for the accretion of preferred stock dividends and does not include a tax benefit of nearly $.06 per share recorded in the first quarter of fiscal 1996. Although the Company has not recorded a tax benefit associated with loss incurred during the current quarter, these losses will be available to offset future income in subsequent years.

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

                  (b) Reports on Form 8-K; No report on Form 8-K was filed during the first three months of the fiscal year ending March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              US SERVIS, INC.
                                                              (Registrant)


                                                                /S/ Graham O. King
Date:        August 13, 1996                         By:      __________________________________ (L.S.)
                                                              Graham O. King
                                                              Chairman of the Board and
                                                              Chief Executive Officer

                                                                /S/  Michael B. Loscalzo
Date:        August 13, 1996                         By:      ___________________________________ (L.S.)
                                                              Michael B. Loscalzo
                                                              Principal Accounting Officer and
                                                              Chief Financial Officer




                                 EXHIBITS INDEX

     Exhibit No.                                        Description                                                        Page
        3(1)        By-Laws. (I)                                                                                             *
        3(2)        Amended and Restated Certificate of Incorporation of the Registrant. (XVII)                              *
        3(3)        Certificate of Designation Relating to the Series A Convertible Preferred Stock of the Registrant.
                    (XVII)                                                                                                   *
        4(1)        Form of warrant to purchase in the aggregate up to 390,000 shares of the Registrant's Common Stock at an exercise price of $0.10 per share, such warrants issued October 12, 1995. (XV)
                                                                                                                             *
        4(2)        Form of warrant to purchase in the aggregate up to 198,000 shares of the Registrant's Common Stock at an exercise price of $3.50 per share, such warrants issued October 12, 1995. (XV)
                                                                                                                             *
        10(1)       Lease date March 31, 1986, between Skyline Associates, Inc. And Digital Equipment Corporation
                    relating to the premises located at 414 Eagle Rock Avenue, West Orange, New Jersey. (I)
                                                                                                                             *
        10(2)       1986 Stock Option Agreement. (I)                                                                         *
        10(3)       Service Agreement between the Registrant and Digital Equipment Corporation. (I)                          *
        10(4)       Non-qualified Stock Option Agreement between the Registrant and S.M. Caravetta, dated February 10,
                    1990 and expiring February, 1995. (III)                                                                  *
        10(5)       License Agreement between the Registrant and North County Computer Services, Inc. (III)
                                                                                                                             *
        10(6)       Distribution/Sales Representation Agreement by and between Baxter Healthcare Corporation and
                    MedTake Corp., dated as of October 1, 1990. (IV)                                                         *
        10(7)       Letter Agreement by and among MedTake Corp., the Registrant, Salvatore M. Caravetta and Baxter
                    Healthcare Corporation, dated as of October 1, 1990. (IV)                                                *
        10(8)       Guaranty of the Registrant in favor of Baxter Healthcare Corporation, dated as of October 1, 1990.
                    (IV)                                                                                                     *
        10(9)       Complimentary Marketing Agreement between International Business Machines Corporation and the
                    Registrant. (V)                                                                                          *
       10(10)       Service Agreements between Digital Equipment Corporation and the Registrant. (V)                         *
       10(11)       Asset Purchase Agreement and Plan of Reorganization by and among Administrative Information Systems
                    Corporation, the Registrant and Receivables Management Corp., dated as of June 14, 1991. (VI)
                                                                                                                             *
       10(12)       Registration Rights Agreement by and between the Registrant and Administrative Information Systems,
                    Inc. (Misnamed in said document as "Administrative Information Services Corporation"), dated June
                    14, 1991. (VI)                                                                                           *
       10(13)       Employment Agreement among Receivables Management Corp. (Renamed AISCorp.), the Registrant and
                    Stephen G. Sullivan, dated as of June 14, 1991. (VI)                                                     *
       10(14)       Option Registration Rights Agreement by and Between the Registrant and Stephen G. Sullivan, dated
                    June 14, 1991. (IV)                                                                                      *
       10(15)       Employment Contract between the Registrant and S.M. Caravetta. (VII)                                     *
       10(16)       Employment Contract between the Registrant and James A. Pesce. (VII)                                     *
       10(17)       Agreement and Plan of Merger with Exhibits by and among the Registrant, Vanco Business Management,
                    Inc. and David K. Vanco, dated as of December 31, 1992. (VIII)                                           *
       10(18)       Employment Agreement, dated as of January 1, 1993, between Management-Data Service, Inc., the

                    Registrant and David K. Vanco. (VIII)                                                                    *
       10(19)       Registration Rights Agreement between David K. Vanco and the Registrant, dated as of December 31,
                    1992. (VIII)                                                                                             *
       10(20)       Guaranty dated March 5, 1993, given by the Registrant to Harris Bank Roselle relating to loans to
                    David K. Vanco. (VIII)                                                                                   *
       10(21)       Letter agreement between David K. Vanco and the Registrant, dated March 5, 1993, relating to the
                    guaranty of notes, from David K. Vanco to Harris Bank Roselle. (VIII)                                    *
       10(22)       Agreement of Merger with ACT/PC, dated September 15, 1993, amended November 12, 1993. (X)
                                                                                                                             *
       10(23)       Term Loan Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and Registrant. (X)
                                                                                                                             *
       10(24)       Guarantee Modification Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and
                    the Registrant. (X)                                                                                      *
       10(25)       Escrow Agreement, dated as of December 13, 1993, between Stephen G. Sullivan, Registrant and Crummy
                    Del Deo Dolan Griffinger & Vecchione. (X)                                                                *
       10(26)       Termination Agreement relating to the Baxter Distribution/Sales Representation Agreement, dated
                    December 17, 1993. (X)                                                                                   *
       10(27)       Amendment to Agreement and Plan of Merger between the Registrant and Management-Data Services,
                    Inc., dated April 8, 1994. (XI)                                                                          *
       10(28)       Amendment to Employment Agreement between David K. Vanco and the Registrant, dated April 8, 1994.
                    (XI)                                                                                                     *
       10(29)       Employment Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)
                                                                                                                             *
       10(30)       Option Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)
                                                                                                                             *
       10(31)       Registration Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King.
                    (XII)                                                                                                    *
       10(32)       Stockholder Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King.
                    (XII)                                                                                                    *
       10(33)       S.M. Caravetta Termination Agreement between S.M. Caravetta and the Registrant, dated as of October
                    12, 1994, as amended. (XII)                                                                              *
       10(34)       Letter of Intent, dated June 26, 1995, between the Registrant and Frontenac VI Limited Partnership.
                    (XIV)                                                                                                    *
       10(35)       Registrant's Amended 1993 Stock Option Plan. (XIV)                                                       *
       10(36)       Registrant's Amended 1994 Stock Option Plan for Non-Employee Directors. (XIV)                            *
       10(37)       Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated July 18, 1995, by and among the Registrant, a trust established for the benefit of descendants of Robert E. King,
                    Frontenac VI Limited Partnership and Morgan Holland Fund II, L.P. (XV)                                   *
       10(38)       Promissory Note of Graham O. King, dated June 14, 1995, payable to the Company. (XVI)                    *
       10(39)       First and Second Amendments to Series A Convertible Preferred Stock and Warrant Purchase Agreements
                    dated July 31, 1995 and October 10, 1995, respectively. (XVII)                                           *
       10(40)       Registration Agreement, dated October 12, 1995, by and among the Registrant, a trust established for the benefit of the descendants of Robert E. King, Frontenac VI Limited Partnership and Morgan
                    Holland Fund II, L.P. (XV)                                                                               *
       10(41)       Agreement for administrative services, dated December 21, 1995, between New York Health and
                    Hospitals Corporation and the registrant.                                                               17




                                                NOTES TO EXHIBIT INDEX

     Note No.                         Description
         (I)        Incorporated by reference from the Form S-18 Registration Statement of the Registrant, dated June 10, 1986.
        (II)        Incorporated by reference from Amendment No. 1, dated September 6, 1986, to the Form
                    S-18 Registration Statement of the Registration.
        (III)       Incorporated by reference from the Registrant's Form 10-K, dated June 18, 1990.
        (IV)        Incorporated by reference from the Registrant's Form 8-K, dated October 1, 1990.
         (V)        Incorporated by reference from the Registrant's Form S-3, Registration No. 33-39062, dated April 11, 1991.
        (VI)        Incorporated by reference from the Registrant's Form 8-K, dated June 18, 1991.
        (VII)       Incorporated by reference from the Registrant's Form 10-K, dated June 28, 1991.
       (VIII)       Incorporated by reference from the Registrant's Form 8-K, dated March 9, 1993.
        (IX)        Incorporated by reference from the Registrant's Form 8-K, dated September 15, 1993.
         (X)        Incorporated by reference from the Registrant's Form 8-K, dated December 28, 1993.
        (XI)        Incorporated by reference from the Registrant's Form 8-K, dated April 15, 1994.
        (XII)       Incorporated by reference from the Registrant's Form 8-K, dated November 1, 1994.
       (XIII)       Incorporated by reference from the Registrant's Form 10-Q, dated November 11, 1994.
        (XIV)       Incorporated by reference from the Registrant's Form 10-K, dated June 26, 1995.
        (XV)        Incorporated by reference from the Registrant's Form 10-K/A, dated July 24, 1995.
        (XVI)       Incorporated by reference from the Registrant's Form 10-Q, dated August 10, 1995.
       (XVII)       Incorporated by reference from the Registrant's Form 10-Q, dated November 10, 1995.

                                 CONFIDENTIAL



               AGREEMENT FOR ADMINISTRATIVE SERVICES TO METROPLUS


This Agreement is made between New York City Health and Hospitals Corporation through its MetroPlus Health Plan, 11 West 42nd Street, New York, New York 10110 ("Client") and US Servis, Inc. (formerly Micro Health Systems, Inc.), 414 Eagle Rock Road, West Orange, New Jersey 07052, through itself and its subcontractors ("Administrator") to be effective December 21, 1995 ("Effective Date").

RECITALS

         A. Administrator provides, itself or through its subcontractors, healthcare systems and business management services such as reimbursement management services, administration and management of claims services and related functions for medical providers, health maintenance organizations ("HMO"), preferred provider organizations ("PPO"), insurance companies, and self insured plans.

         B. Client is New York City Health and Hospitals Corporation through its MetroPlus Health Plan, a New York State Health Maintenance Organization licensed pursuant to Article 44 of the PHC ("MetroPlus"). MetroPlus administers a group health plan to provide certain health and medical benefits for covered participants ("Plan").

         C. Administrator and Client have determined that it is in their mutual interest for Administrator to provide administrative and claims services for Client as set forth in this Agreement.

         NOW, THEREFORE, in consideration of the Recitals above, and the terms and conditions below, the parties hereby agree as follows:

1.  Responsibilities of Administrator

         1.1 Administrator shall meet its responsibilities set forth in this Agreement and as specified in Exhibit B.

                                  CONFIDENTIAL



         1.2 Administrator shall provide the administrative and system services set forth below and in Exhibit B and as mutually agreed upon in writing to assist Client in furnishing coverage for health and medical benefits.

         1.3 Administrator shall electronically  process and store Client's data
and  allow  Client  on  line  system   access  as  defined  in   Administrator's
documentation and in Exhibit B II.

         1.4 Administrator shall process those claims for benefits which have been delegated to it in writing by Client pertaining to coverage for health and medical benefits to the participants under the Plan. Administrator shall compute and pay claims in accordance with Client's provisions and guidelines communicated to Administrator in writing by Client. The determination of any claimant's entitlement to benefits shall initially rest with Administrator, who shall make such determination in accordance with the provisions, guidelines, instructions, policies, interpretations, rules, practices and procedures communicated to Administrator in writing by Client. Administrator will use reasonable precaution to guard against fraudulent or erroneous claims.

         1.5 Subject to federal and state restrictions and guidelines, Administrator will notify claimant and Client in writing of any denied claims, giving a statement of the reasons for denial. In such event, Administrator shall also notify claimant of the appeal procedure pursuant to the covered services and referral and/or authorization process under the Plan. If an authorized representative of Client determines that Administrator has incorrectly denied a claim and so informs Administrator in writing, Administrator shall pay such claim forthwith. If an authorized representative of Client determines that Administrator has misinterpreted the coverage provided by the Plan and so informs Administrator in writing, all claims reported after delivery of such writing to Administrator shall be processed for the next check run in accordance with Client's interpretation as set forth in such writing within 24 hours of Administrator's receipt of the writing from Client.

         1.6 Administrator will respond to inquiries by Client with respect to the administrative services furnished hereunder, including eligibility determinations, Plan benefits, claims procedures, and claims determinations. Administrator will communicate, at Client's direction, in appropriate instances, with medical or other providers of services or benefits covered by the Plan in order to clarify eligibility, claims or coverage.

         1.7 Administrator shall not be responsible for funding any amounts due to providers or beneficiaries under the terms of the Plan.

                                  CONFIDENTIAL



         1.8 Administrator shall produce financial statements reflecting all receipts and disbursements pertaining to its activities on behalf of Client hereunder in a format as specified by Client.

         1.9 Administrator shall establish and maintain records pertaining to services under this Agreement necessary to permit Client's auditor, consultant, and attorney to prepare and file any reports required by law, including tax exemption returns, tax returns, annual statements, provider payment reports, and state and federal reports. Administrator shall also establish and maintain records necessary to permit Client's actuary to determine contribution levels. Administrator shall allow Client to begin to audit these records thirty (30) days following Client's written request and to conduct the audit as described in
Section 17.5(ii).

         1.10 Administrator shall retain claim files and other books and records pertaining to transaction under this Agreement for a period of seven (7) years, after which they may be destroyed. Records in litigated cases shall be retained until the litigation, including any appeals, is terminated.

         1.11 Administrator may, in its sole discretion and at its expense, employ the services of outside organizations to perform all or part of the services as necessary to the performance of this Agreement, including administrative services and management of claims as long as the annual revenue to such outside organization does not exceed $100,000 per year. If the services exceed $100,000 per year, Administrator will require its subcontractors to comply with the Vendex process of the Client. All such subcontract agreements shall contain the following language:

                  i. That the work performed by the subcontractor must be in accordance with the terms of this Agreement;

                  ii. That nothing contained in such agreement shall impair the rights of the Client;

                  iii. That nothing contained herein, or under the Agreement between the Client and the Administrator, shall create any contractual relationship between the subcontractor and the Client; and

                  iv. That the subcontractor specifically agrees to be bound by the confidentiality provisions set forth in the Agreement between the Client and the Administrator.

                                  CONFIDENTIAL




         1.12 Administrator shall provide such additional services mutually agreed upon by the parties in writing. Any additional fee for such services shall be agreed upon by the parties prior to those services being provided.

         1.13 The Administrator and the Client agree that the Administrator is an independent contractor, and not an employee of the Client or the City of New York and that in accordance with such status as independent contractor, the Administrator covenants and agrees that neither it nor its employees or agents will hold themselves out as, nor claim to be, officers or employees of the Client or the City of New York, or of any department, agency or unit thereof, by reason hereof, and that they will not, by reason hereof, make any claim, demand, or application to or for any right or privilege applicable to an officer or employee of the Client or the City of New York including, but not limited to, Workers' Compensation coverage, Unemployment Insurance Benefits, Social Security coverage or employee retirement membership or credit.

         1.14 Administrator shall perform the services called for herein pursuant to the written instructions of Client, and in accordance with the terms of the Plan for which Client has agreed to provide medical services. Administrator shall have no financial responsibility to fund the actual payment of benefits.

         1.15 Except as otherwise expressly set forth in this Agreement or as otherwise mutually agreed, Administrator shall have no authority or responsibility to provide consulting, legal, actuarial, audit, tax, or investment services to Client.

         1.16 Administrator shall notify Client in writing about any substantial dispute involving Client or its members within seven (7) days after Administrator becomes aware of such dispute. If seven (7) days' notice proves to be a detriment to Client or Administrator, Administrator and Client shall renegotiate to shorten said time period.

2.  Responsibilities of Client

         2.1 Client shall meet its responsibilities set forth in this Agreement and as specified in Exhibits "B" and "C" herein.

         2.2 Client shall advise Administrator in writing of any modification or amendment to its agreement with the Plan, including the effective date of such modification or amendment. If such modification or amendment alters or enlarges the responsibilities of Administrator hereunder, Administrator's implementation of such modification shall be subject to Section 6 of this Agreement. The Client agrees to provide the Administrator

                                  CONFIDENTIAL



with any information the Administrator requires in order to perform the administrative services as agreed upon by the parties. The Client agrees to provide the Administrator with any additional information reasonably deemed necessary by the Administrator and to cooperate with the Administrator to the extent necessary to allow the Administrator to properly and efficiently perform the administrative responsibilities identified herein.

3.  Term and Termination

         3.1 This Agreement shall commence on the Effective Date, and shall remain in effect for three years after First Productive Use or until terminated in accordance with the provisions of this Section 3 Term. "First Productive Use" shall mean after implementation and training when the Administrator begins claim processing in a live environment and begins receiving the Monthly Service Fee. This Agreement will automatically renew for successive one (1) year terms at the rates set forth in this Agreement plus CPI for the previous twelve (12) months unless either party provides the other with a written notice of termination or a written notice of exercise of an option described in Section 3.6 twelve (12) months prior to the end of the then current term.

         3.2 (i) Either party has the right to terminate this Agreement for the reasons in this Section 3.2(i) ninety (90) days after giving written notice if the default has not been resolved within that time period:

                        a.  Material breach of this Agreement; or

                        b. Complete liquidation under Chapter 7 of the U.S. Bankruptcy Code

              (ii) The Client shall have the right to terminate this Agreement in whole or in part upon ninety (90) days prior written notice to
Administrator:

                        a. Upon the failure of Administrator to comply with any of the material terms and conditions of this Agreement which has not been resolved pursuant to
                            Section 14 of this Agreement;

                        b. Without cause, if the Client deems that termination would be in the best interest of the Client or the City of New York.

                  (iii) Administrator shall have the right to terminate this Agreement in whole or in part upon ninety (90) days prior written notice to
Client:

                                  CONFIDENTIAL



                        a. Upon the failure of Client to comply with any of the material terms and conditions of this Agreement which has not been resolved pursuant to Section 14 of this Agreement.

                        b. As of the date that Client withholds payments for purpose of set off and if the amount withheld by Client is 10% or more of the Monthly Service Fees due and/or 10% or more of the aggregate of the prior six month's fees provided that if Client withholds payment due to a difference with and/or inability to calculate the number of members, then a reconciliation of the number of new members and the fees due shall occur within 30 days prior to the 10% calculation. (This clause shall supersede any other clause of this Agreement that may be deemed inconsistent with it.)

                        c. As of the date that the Client or its permitted assigns or successors has ceased to maintain the Plan.

                        d. At the time any judicial or regulatory body determines that this Agreement, is invalid or illegal, or that this arrangement constitutes an insurance policy or program which is subject to State and/or Federal Insurance Regulation and/or taxation.

                  (iv)   Notwithstanding   the  ninety  (90)  day   notification
requirement in Section 3.2(i) given above, Administrator will continue to perform its services in the event of termination for an additional one hundred eighty (180) days if requested by the Client, as applicable, and pays at the fee schedule in this Agreement.

                  (v) For purposes of this Section, the "Date of Termination" of this Agreement shall be the later of the end of the ninety (90) day notice period provided in this Section or the end of the one hundred eighty (180) day extension period provided in 3.2 (iv), if requested by Client, as applicable.


         3.3  The  Client   will  be  liable  to  the   Administrator   for  the
Administrative fees for all claims adjudication activity by the Administrator, including any activity taking place after the termination of the Agreement.

         3.4 Following completion of all services hereunder, Client shall remit to Administrator all fees (minus a $50,000 withhold) due for services rendered through the

                                  CONFIDENTIAL



Date of Termination, and Administrator shall deliver to Client in sixty (60) days following the Date of Termination and the subsequent run-off period in
Section 3.5 all records, accounts, claim files, and other documentation necessary for the ongoing administration of the claims in an agreed upon format subject to legal requirements involving confidentiality of medical records, at which time Client shall pay Administrator the $50,000 withhold.

         3.5 Run-off claims. Administrator will retain the files and process claims for charges incurred prior to the Date of Termination of this Agreement as defined in 3.2 (v) for a period of 180 days and at the then current fee schedule. The provisions of this Agreement shall continue in force regarding claims processed during the run-out period, except as made inapplicable by the termination of this Agreement.

         3.6 Upon written request received 12 months prior to the end of the Term, Client shall have the option to receive all or part of the services under this Agreement on a central processing unit installed at Client's, Administrator's or any mutually agreed to location at Administrator's then current terms and conditions.

         3.7 The Monthly Service Fee is based on a thirty-six (36) month term. If Client terminates prior to the expiration of the 36 month term for any reason, except for Administrator's material breach as described in Sections 3.2(i), or 3.2(ii), or if Administrator terminates the Agreement prior to expiration of the 36 month term due to Client's material breach as described in Sections 3.2(i) or 3.2(iii), Client shall pay Administrator a termination fee of $950,000 divided by the 36 month term with the quotient multiplied by the remaining months of the Term.

                  An example of the calculation of the termination fee is as follows:

                  Assume the Agreement is terminated in the 18th month of the term.

                  ($950,000 / 36) x 18 = $475,000


4.  Project Administration

         It is the intention of the parties to work in a cooperative, businesslike manner and remain committed to maintaining a flexible attitude toward solving service and business challenges. Administrator and Client each shall designate a permanent representative ("Account Manager") familiar with the performance of administrative services under this Agreement to attend formal

                                  CONFIDENTIAL



quarterly meetings and informal meetings monthly or more frequently as necessary and mutually agreed, to assist in the preparation of agendas for such meetings, and to report on the operations of the Plan and the performance of administrative services pursuant to this Agreement.

         Client and Administrator shall create a Steering Committee to provide executive oversight of the ongoing relationship and address issues of strategic significance as they arise. Through the Steering Committee, the parties shall share the strategies of each organization and maintain ongoing communication regarding the expectations, goals and objectives of each organization towards this joint project. The Steering Committee members also shall be empowered to make decisions and commit their respective organizations to resolve issues, and disputes regarding this Agreement. The Steering Committee shall meet monthly during the implementation period as defined in Exhibit G and the following three
(3) months, then quarterly or as mutually agreed.

5.  Fees and Schedule of Charges

         5.1 In consideration for the services to be rendered by Administrator hereunder, Client shall pay Administrator the fees as mutually agreed by Client and Administrator as described in Exhibit A.

         5.2 The administrative fees and additional charges shall be payable to the Administrator within thirty (30) days of written notification to the Client of the amount owed. In the event the Client fails to pay any undisputed amount owed in full within said thirty (30) day period, the Client shall pay to the Administrator, in addition to amount due, a late charge as set forth in Exhibit "A".

         5.3 The Administrator, acknowledging that this Agreement is funded in whole or in part by funds secured from the Federal, State and City Government, agrees that should there be a reduction or discontinuance of such funds by action of the Federal, State or City Government, the Client shall have, in its sole discretion the right to terminate the services provided for in this Agreement in whole or in part, or to reduce the funding and continued level of service of this Agreement to eliminate any adverse impact of such action upon the Client provided that Client is current in its payment obligations under this Agreement. Any such termination due to discontinuance of the funds shall take effect upon 90 days written notice thereof to the Administrator. In the case of reduction in funds, any such reduction shall be effective as of the date set forth in a written notice thereof to the Administrator, which shall be not less than 90 calendar days from the date of such notice. If Client exercises its right under this Section, it shall not contract with any other vendor for similar services for 18 months after the Date of Termination.

                           CONFIDENTIAL




6.  Changes in Administrative Services and Procedures

         6.1 The responsibilities of the parties may be modified by mutual written Agreement between the parties but shall not exceed the scope of the Request for Proposal.

         6.2 In the event that Administrator and Client agree to revise or modify the nature of the administrative services performed under this Agreement, or to alter the procedures or practices by which such services are performed, Administrator may modify any of the Schedule of Charges in Exhibit "A." In the event of such modification or change, the effective date of the revised Schedule of Charges shall be the day the modified Plan begins or the change takes effect, as determined by the Administrator. This provision applies to changes in the administrative services rendered hereunder for any reason, including revisions in the agreement between Client and the Plan, eligibility rule, collective bargaining agreement, record keeping requirement, or changes required by law.

         6.3 Administrator shall implement any amendment or modification to the Plan on the first of the month following receipt of such notice of such modification, provided that the notice is received within a reasonable time prior to the first of the month to allow implementation.

         6.4 In the event that Administrator and Client are unable to reach Agreement regarding the amount to be paid as a result of a change in the services rendered hereunder, either party may utilize the dispute resolution procedure in Section 14 hereof.

7.  Use of System Services

         Client shall limit access to the on line system and documentation to its employees (and agents) whose responsibilities require such access and who agree to abide by the provisions of this Agreement. Client shall adopt measures to assure that its employees (and agents) will make no disclosure concerning the system or documentation or the information contained therein to other persons or entities. Client shall limit access to the system and documentation to Client. Client agrees to treat the documentation furnished to Client as a valuable asset of Administrator and agrees that such items shall not be used for any purpose other than to comply with regulatory reporting requirements or to assist in the normal use of the system as specified in this Agreement. In particular, but without limiting the generality of the foregoing, Client agrees it will not decompose, decompile, disassemble, or attempt in any way to reverse engineer the system or to use the system or the documentation to develop functionally similar computer software. Client agrees that it will not permit a third party to do any of the activities described in this Section. Client agrees that it will not provide access to the system through any method to any non-agent third party.

                                  CONFIDENTIAL




8.  Ownership of Books, Records and Software

         8.1 Except as otherwise expressly set forth in this Agreement, all books, records, lists of names, journals, ledgers, and all other recorded information regarding Client's agreement to arrange for medical services, participation therein, and the payment of claims or benefits thereunder shall be and remain the property of Client. This includes all data stored in any data processing media pertaining to Client or the Plan. Upon the termination of this Agreement, any such materials or information in the possession of Administrator shall be promptly returned to Client, and, except as provided in Section 3 pertaining to runoff claims, Administrator shall have no right to their further use.

         8.2 Administrator's claims processing and payment manuals, communication manuals, administrative procedure manuals, data processing systems and designs, and computer programs, system documentation and processes used in connection with the provision of services hereunder, and any other materials determined by Administrator to be proprietary, shall be and remain the property of Administrator, including without limitation, all right, title and interest in and to any and all copies, modifications, translations and derivative works that are in any way based on the services, software or processes provided under this Agreement. In the event this Agreement is terminated, any such materials in the possession of Client shall be promptly returned to Administrator, and Client shall have no right to their further use.

         8.3 Neither Administrator nor any of its subcontractors or agents may use Client's data in any other way than as directed by Client's employees or authorized agents, except as required by law.

         8.4 If Administrator and Client jointly design software or specifications which implement a specific solution or develop any accompanying literature specifically in connection with this Agreement, Administrator and Client shall negotiate a fee to take such contributions into account, which fee may be credited against the Monthly Service Fees.

9.  Confidentiality

         9.1 Each party acknowledges that any of the other party's business data or trade secrets (hereinafter collectively referred to as "Trade Secrets") that a party shall have access to through the performance of obligations specified hereunder are valuable property owned by that party and are being made available on a strictly confidential basis. Each party agrees to treat Trade Secrets and this Agreement with at least the same degree of care and protection that each party exercises with respect to its own trade secrets and confidential information, and shall

                                  CONFIDENTIAL



take necessary precautions to prevent the disclosure of the Trade Secrets to third parties not involved in carrying out the terms of this Agreement.

         9.2 Subject to applicable laws, Administrator will release to Client certain confidential member information for purposes of monitoring designated cases, provided that Client is in compliance with all other terms and conditions of this Agreement.

         9.3 Client and Administrator, respectively, shall maintain all health insurance records and information relating to individually identifiable covered group members and their covered dependents in strict confidence and shall use such information only for proper and lawful purposes. Unless, as required by law, no health insurance records or information, or claims information, shall be disclosed without the prior written authorization of the individual whose records or information would be disclosed.

         9.4 Client and Administrator, respectively, shall limit access to any information provided under this Agreement to only those of its employees whose access to such information is directly related to and necessary for the proper administration of the Agreement and the obligations imposed by the Agreement. All employees who are given access to such information must execute a Confidentiality Agreement.

         9.5 The obligations of confidentiality set forth in this Section shall not apply to information (i) disclosed to the extent required by a court of law or federal, state or local statutes or regulations; (ii) independently developed by the party receiving the information; (iii) acquired by a party from a third party not subject to such obligations, unless Client knew that the information being revealed is confidential as described in this Agreement; or (iv) which is or becomes part of the public domain through no breach of this Agreement by the revealing party.

         9.6 Client and Administrator agree not to remove any copyright or proprietary notice rights included in any manual, documentation, software or system and shall reproduce all such notices in or on all copies.

10.  Representations and Warranties

         10.1  Services  being   performed  by   Administrator   are  competent,
workman-like, and will meet the standards as defined in this Agreement or, if not defined, industry standards.

         10.2 Subject to Section 10.3 below, Administrator agrees to meet or exceed the performance standards as specified in Exhibit D.

                                  CONFIDENTIAL



         10.3 Administrator has performed an operational assessment of Client's business and has noted Client responsibilities in Exhibits B and C. All warranties, performance standards, and penalties are conditioned upon and may change if Client fails to follow these recommendations.

         10.4 The Administrator represents and warrants that no person, entity or selling agency has been employed or retained to solicit or secure this Agreement upon an agreement or understanding for a commission, percentage, brokerage fee, contingency fee or any other compensation. The Administrator further represents and warrants that no payment, gift or thing of value has been made, given or promised to obtain this or any other agreement between the parties. The Administrator makes such representations and warranties to induce the Client to enter into this Agreement and the Client relies upon such representations and warranties in the execution hereof.

         10.5 The Administrator represents and warrants that neither it nor any of its directors, officers, members, partners or employees, has any interest nor shall they acquire any interest, directly or indirectly, which would or may conflict in any manner or degree with the performance or rendering of the services herein provided. The Administrator further represents and warrants that in the performance of or the rendering of services under this Agreement no person having such interest or possible interest shall be employed by it. No elected official or other officer or employee of the Client or City of New York (the "City"), nor any person whose salary is payable, in whole or in part, from the City Treasury, shall participate in any decision relating to this Agreement which affects such person's personal interest or the interest of any client, partnership or association in which such person is, directly or indirectly, interested; nor shall any such person have an interest, direct or indirect, in this Agreement or in the proceeds thereof.

         10.6 The Administrator represents and warrants that it: (a) is not in arrears to the Client or City upon debt or contract, and is not a defaulter, as surety or otherwise, upon any obligation to the Client and the City of New York, and has not been declared not responsible or disqualified, by any agency of the City or State of New York nor is there any proceeding pending relating to the responsibility or qualification of the Administrator to enter into any public contract; and (b) has paid all applicable City income, excise, and other taxes due from all years it has conducted business activities in the City.

         10.7 The Administrator and each person signing on behalf of the Administrator represents, warrants and certifies, under penalty of perjury, that to the best of their knowledge and belief:

                  (i)   The  prices  in this  Agreement  have  been  arrived  at
                        independently   without   collusion,   communication  or
                        agreement, with the intent of restricting

                                  CONFIDENTIAL



                        competition, as to any matter relating to such prices with any other competitor;

                  (ii) Unless otherwise required by law, the prices which have been quoted in this Agreement and on the proposed submitted by the Administrator have not been knowingly disclosed by the Administrator prior to the proposal opening, directly or indirectly, to any other bidder or to any competitor; and

                  (iii) No  attempt  has  been  made  or  will  be  made  by the
                        Administrator to induce any other person, partnership, client or other entity to submit or not to submit a proposal with the intent of restricting competition.

                  (iv) The fact that the Administrator has (i) published price lists, rates, or tariffs covering items being procured;
                        (ii) informed prospective customers of proposed or pending publication of new or revised price lists for such items; or (iii) has sold the same items to other customers at the same prices being bid, does not constitute, without more, a disclosure within the meaning of paragraphs (a) or (b) above.

         10.8 The Administrator represents that the appropriate Principal and/or Business Entity or Not-for Profit Organization Questionnaires (the "Questionnaires") submitted to Administrator as applicable, have been duly executed and submitted to the Client. The Administrator understands that the Client's reliance upon the veracity of the information stated therein is a material condition to its execution of this Agreement, and that such information is in no respect misleading.

         10.9 The Administrator shall submit the appropriate Questionnaires, or if applicable, an annual "Affidavit of No Change" upon the extension or renewal of this Agreement. The Administrator shall submit newly completed Questionnaires to the Client every three (3) years. This Agreement shall be a nullity until the Administrator submits fully completed, signed and notarized Questionnaires to the Client. If, for any reason, final review of the Questionnaires and the Administrator's background by the Client cannot be obtained prior to mutual execution of this Agreement, the Client may terminate this Agreement immediately upon written notice to the Administrator after receipt of information from the Client's Office of the Inspector General of the kind that would typically be used as a basis for finding an administrator not responsible to receive a contract award. Such notice will provide the Administrator with an opportunity to contest the accuracy of the information at a hearing before a panel of Client officials, at which the Administrator may be represented by counsel.

                                  CONFIDENTIAL




ADMINISTRATOR DISCLAIMS ANY AND ALL WARRANTIES, EXPRESS, IMPLIED OR STATUTORY AND REPRESENTATIONS PERTAINING TO THE PERFORMANCE OF SERVICES EXCEPT AS STATED IN THIS AGREEMENT.

11.  Indemnification

         11.1 Administrator does not insure or guarantee Client's provision of medical services in any respect. Client retains the ultimate responsibility for honoring claims, and all expenses incidental thereto, except as specifically assumed by Administrator under the terms of this Agreement. It is understood and agreed by the parties that the Client retains all final authority and responsibility for the proper administration of the Plan including but not limited to, the benefit structure of the Plan, claims adjudication decisions, cost containment program decisions, utilization benefits management, financial responsibility for claims payments, compliance with the requirements of COBRA (Consolidated Omnibus Budget Reconciliation Act of 1985), any compliance with the requirements of ERISA, compliance with reporting with any other state or federal law or regulation applicable to the Client or the administration of the Plan.

         11.2 It is understood and agreed by the parties that the Administrator is only authorized to act on behalf of the Client in connection with the administration of the Plan to the extent expressly stated herein, and to the extent necessary to effectuate the intent of this Agreement, and as mutually agreed upon by the parties in writing. Furthermore, it is understood and agreed by the parties that the Administrator is only obligated to provide the specific services described in this Agreement and the exhibits attached hereto. In no case shall the Administrator act as or be considered a fiduciary for purposes of ERISA.

         11.3 Client hereby represents that it shall be responsible for the acts or omissions of Client, MetroPlus, agents or its wholly owned or managed affiliate(s) or their respective employees, in connection with this Agreement and will defend, indemnify and hold harmless Administrator, its subcontractors, its officers, employees, and agents for such acts or omissions providing that such defense is in accordance with Client's agreement with the City as referenced in the following sentence. The representation is based upon and limited to the obligation of the City of New York to defend, indemnify and hold harmless Client, its officers, employees, agents and contracted affiliates from any and all liability and damages arising from or in connection with the provision and delivery of health services, as defined in this Agreement or following the directions and instructions of Client or its agents, including the furnishing or alleged furnishing of such medical and claims information concerning any of the covered group members or their covered dependents.

                                  CONFIDENTIAL



         11.4 The Administrator shall be responsible for all physical injuries to, or death of, its officers, agents, or employees, or any other person arising on Client's premises during the period of performance or the rendering of services under this Agreement and for all damage to any property on Client's premises sustained during its operations and under this Agreement resulting solely from any negligence, fault, act or omission or error in judgment of any of its officers, trustees, employees, agents, or independent contractors, (except to the extent such claims are due to the sole negligence of Client or the City), up to the insurance coverages set forth in Section 13. The Administrator shall hold harmless and indemnify the Client and the City from liability upon any and all claims for damages on account of such injuries to or death of any such person or damages to such property on account of any neglect, fault, act of commission or omission or error in judgment of the Administrator, its officers, trustees, employees, agents, or independent contractors, (except to the extent such claims are due to the sole negligence of the Client or City) up to the insurance coverages set forth in Section 13. Client shall notify Administrator promptly in the event of any such claims and allow Administrator to control the defense and settlement and shall cooperate with Administrator in such defense. The Administrator shall be responsible for the safety and protection of all of its employees due solely to the negligence, fault or default of the Administrator. In the event that any claim is made or any action is brought against the Client or City solely arising out of the negligence or careless acts of an employee of the Administrator, within the scope of this employment, or solely arising out of the Administrator's negligent performance of this Agreement, then the Client or City shall have the right to withhold further payments hereunder for the purpose of set-off in sufficient sums to cover the said claim or action up to the amount set forth in Section 3.2(iii)(b).

         11.5 The obligations under this paragraph shall be binding upon and inure to the benefit of the successors and permitted assigns of the parties.

12.  Limitation of Remedies

         12.1 Administrator shall be liable to Client, including Client's officers, agents and employees, from all loss, damage or expense with respect to the subject matter of this Agreement to the extent resulting from or arising out of acts or omissions under this Agreement, on the part of Administrator, or any of its officers, agents, subcontractors or employees, acting alone or in conjunction with others in the aggregate, up to the lesser of (i) the face amount of the actual damages or (ii) the monetary amount below in the aggregate for services to which the liability relates.

                  $500,000          0-100,000 members
                  $750,000          100,001 - 200,000 members
                  $1,000,000        200,001 and above

                                  CONFIDENTIAL




         12.2 Neither party shall be liable for any amounts for indirect, consequential, special or punitive damages of any party, including without limitation any third parties, or for damages resulting from loss of use, loss of data or loss that could have been avoided if Client or Administrator had complied with whatever procedures are reasonable in the circumstances to verify the data furnished by Client or Administrator before utilization thereof.

         12.3 Client's exclusive remedy for any cause whatsoever, regardless of the form of action, whether in contract or tort, and Administrator's entire liability to Client is set forth in this Section or as otherwise expressly provided in this Agreement.

13. Insurance. Administrator agrees to maintain the following insurance coverages during the term of this Agreement:

         13.1     Errors and omissions      -        $2,000,000

         13.2     Excess liability          -        $3,000,000

14.  Alternative Dispute Resolution

         In the event that a dispute arises between Administrator and Client which cannot be resolved in the normal course, the following dispute resolution procedures shall be followed:

         14.1 Within ten (10) business days of a written request by either party, (i) the parties' respective Account Managers shall meet to resolve the issue; if these parties cannot resolve the issue within ten (10) business days of the meeting, then (ii) the issue shall be submitted to the Steering Committee, if the Committee cannot resolve the issue within ten (10) business days, then (iii) the issue shall be submitted to Administrator's President and Client's President; if these parties cannot resolve the issue within ten (10) business days, then (iv) the parties hereto shall be entitled to pursue all available remedies.

         14.2 This dispute resolution process must occur prior to the exercise of other rights and legal remedies available under this Agreement, including Sections 14.3, 14.4, 14.5 and 14.6. This provision shall not apply to claims for equitable relief (e.g., injunction to prevent disclosure of confidential information).

         14.3 If, in the sole judgment of the Client, the Administrator's performance of the work or other performance under this Agreement is improper, dilatory, or otherwise not in strict compliance with all requirements of this Agreement, the Client may at its sole option, in addition

                                  CONFIDENTIAL



to any other right or remedy of the Client, issue a written warning to the Administrator that it is a poor performer (the "Warning").

                  Such Warning may be issued, at any time prior to the termination of this Agreement. If the Administrator disputes such Warning, the Administrator shall be given written notice (the "Protect Notice") to the Client within fifteen (15) business days of receipt of the Warning. The Client shall review the matter and deliver a written determination to the Administrator either affirming, modifying or rescinding the Warning. If the Client does not give the Administrator a determination with forty-five (45) days of receipt of the Administrator's Protect Notice, the Warning shall be deemed rescinded on the forty-fifth (45th) day following such receipt. Within ninety (90) days but not less than thirty (30) days after the termination of this Agreement (unless the Warning was previously rescinded), the Client shall review the Administrator's performance and shall either rescind the Warning or shall notify the Administrator of its right to appear at a hearing on not less than five (5) days notice to determine if the Administrator shall be classified as a poor performer. At any such hearing, the Administrator may be represented by counsel and present or refute evidence and testimony relevant to the issue of the Administrator's alleged poor performance. The client shall issue a written decision either classifying the Administrator as a poor performer or rescinding the Warning, as the case may be, with the reasons therefor.

         14.4 If the Administrator disputes the final poor performer classification by the Client, the Administrator may seek review of the decision by requesting the Client, in writing, within ten (10) business days of receipt of the final poor performer classification to convene a review board. The Client's decision shall be final and binding with respect to the classification of the Administrator as a poor performer if the Administrator does not request a review as herein provided.

         14.5 If the Administrator does not dispute the final performer classification by the Client, the Client shall upon five (5) days written notice to the Administrator and within fifteen (15) days of having delivered such written notice to the Administrator, convene a board of responsibility to determine if the Administrator is a responsible administrator.

         14.6 The Administrator agrees to forebear from the commencement of any action or proceeding regarding the Client's classification of the Administrator as a poor performer, unless the Administrator has requested a review board pursuant to Section 14.4 above, and such board has issued a final decision.

         14.7 Any notice to the Administrator under this section shall be sufficient if it complies with the notice provision of this Agreement.

                                  CONFIDENTIAL




         14.8 Termination under this Section shall not be considered a material breach of this Agreement.

15.  Non-Hiring

         15.1 During the term of this Agreement and for a one (1) year period commencing with the termination of this Agreement, each party agrees not to employ, directly or indirectly, or through any third-party rendering services on behalf of such party, any employees of the other or its parent, affiliates or subsidiaries without written consent of the other party which shall not be unreasonably withheld. Each party agrees that the other party does not have an adequate remedy at law to protect its rights under this Section and agrees that the non-defaulting party will have the right to injunctive relief from any violation or threatened violation of this Section.

         15.2 For the term and for one year thereafter, MetroPlus shall not solicit work directly from Administrator's subcontractors without Administrator's prior written approval, which shall not be unreasonably withheld. For purposes of this Section, a request for proposal issued to the industry shall not qualify as solicitation.

16.  Publicity, References and Site Visits

         16.1 The prior written approval of the Client is required before the Administrator or any of its employees, agents, or independent contractors may, at any time, either during or after termination or cessation of the services required by this Agreement, make any statement to the press or issue any material for publication through any media of communication bearing on the work performed or data collected under this Agreement. Notwithstanding the above, Administrator may refer to Client as a customer of third party administrator services in materials describing Administrator and its business.

         16.2 If either party or any of its employees publishes an article dealing with any aspect of performance under this Agreement, or of the results and accomplishments attained in such performance, the other party shall have a royalty-free, non-exclusive and irrevocable license to reproduce, publish or otherwise use and authorize others to use the publication.

         16.3 Client agrees that so long as Administrator is performing the services in a satisfactory manner, Client shall host site visits and provide references to prospective new clients of Administrator with Client's prior approval.

                                  CONFIDENTIAL



17.  General Provisions

         17.1 Upon the Effective Date of this Agreement, Administrator shall be the sole provider to MetroPlus of the features, functions and services identified in this Agreement for the Term. Client may contract with other Administrators for any services or lines of business not provided for under this Agreement.

         17.2 Notices. The Administrator and the Client hereby designate the business addresses hereinbelow specified as the places where all notices, direction or communications from one such party to the other party shall be delivered, or to which they shall be mailed. Actual delivery of any such notice, direction or communication to a party at the aforesaid place, or delivery by certified mail, return receipt requested or by overnight mail delivery for which evidence of delivery was obtained by sender shall be conclusive and deemed to be sufficient service thereof upon such party as of the date such notice, direction or communication is received by the party. Such address may be changed at any time by an instrument in writing executed and acknowledged by the party making such change and delivered to the other party in the manner as specified above. Nothing in this section shall be deemed to serve as a waiver of any requirements for the service of notice or process in the institution of an action or proceeding as provided by law. All notices shall be addressed as follows:

                  To:   MetroPlus Health Plan
                        11 West 42nd Street
                        New York, NY  10110
                        Attention:  Executive Director
                        cc:  New York City Health & Hospitals Corporation
                              President

                  To:   US Servis, Inc.
                        414 Eagle Rock Avenue
                        West Orange, NJ 07052
                        Attention:  CEO

         17.3 Complete Agreement. This Agreement constitutes the complete Agreement between the parties, and supersedes all prior or contemporaneous representations, Agreements, and communication on the subject matter hereof. This Agreement may be amended or modified only by written document duly executed by both parties. The invalidity of any portion of this Agreement shall not affect the validity of the remainder provided the basic purpose of this Agreement may be achieved through the remaining valid provisions.

                                  CONFIDENTIAL



         17.4 Assignment. This Agreement shall not be assigned or transferred by either party hereto without the express written consent of the other party, which consent shall not be unreasonably withheld, except to a subsidiary, parent or subsidiary of a common parent. Any attempted assignment in violation of this section shall be void. Nothing in this Section shall relieve the assignor and/or the assignee of its obligations under this Agreement.

         17.5     Access to Records.

                  (i) Either party to this Agreement shall, upon reasonable notice to the other party hereto, be granted access to such other party's books and records only as they pertain to the performance of this Agreement and the obligations incurred hereunder. Such access shall not disrupt the conduct of the other party's business, and shall be subject to the restrictions contained in this Agreement regarding proprietary rights to such books and records.

                  (ii) Client reserves the right to perform a two (2) week audit of Administrator's books and records relating to the services performed pursuant to this Agreement upon thirty (30) days prior written notice. In the event the audit is performed, the thirty (30) days prior to the commencement of the audit, the duration of the audit and thirty (30) days after the audit will be excluded from the performance standards and measurements as outlined in Exhibit D.

                  (iii) The Administrator shall not be liable for the fulfillment of any obligations dependent upon information contained in such records prior to receipt of that information in a form, acceptable to the Administrator and Client. Examination of such records will be carried out in a manner designed to reasonably protect the confidentiality of the information.

                  (iv) Upon the written request of the Secretary of Health and Human Services, the Comptroller General of the Government Accounting Office, or their authorized representatives, Administrator shall make available all contracts, books, documents and records relating to the nature and extent of the costs hereunder for a period of four (4) years after the furnishing of services hereunder. If Administrator carries out any of the duties of this Agreement through a subcontract with a value of $20,000 or more over a twelve (12) month period, Administrator agrees to include this requirement in any such subcontract.

                  (v) Both parties acknowledge that this Agreement is a confidential document which contains trade secret business information. Thus, the Client or MetroPlus shall follow the procedure below should a third party (other than the City Comptroller) request access to all or part of this Agreement under applicable federal, state or local public records disclosure laws:

                                  CONFIDENTIAL



                     (i) The  Client  or  Metroplus  shall  promptly  provide
                         Administrator with a copy of the written request for disclosure.

                    (ii)Upon  receipt of the request  from Client or  MetroPlus,
                        Administrator shall have 15 days to respond and raise any objections to such disclosure.

                     (iii)  Within  15  days  of  receipt   of   Administrator's
                            response, the Client or MetroPlus shall decide whether or not to disclose the Agreement.

                      (iv) If Client or MetroPlus decides that disclosure is appropriate, Administrator may appeal the decision to the appropriate judicial bodies prior to the actual release of the Agreement or of any part thereof by Client or MetroPlus.

         17.6 Subsidiaries, Subcontractors and Affiliates. Except as specified in Section 1.11, any of the functions to be performed by the Administrator under this Agreement may be performed by the Administrator or any of its subsidiaries, affiliates, subcontractors or designees.

         17.7 Force Majeure. Administrator shall not be liable for any delay in or failure to perform any of the covenants contained herein if such delay or failure is caused by events beyond the reasonable control of Administrator ("Force Majeure"). Force Majeure shall extend the time for performance as mutually agreed (such approval shall not be unreasonably withheld) and to such extent as may be necessary to enable Administrator to complete performance in the exercise of reasonable diligence after the cause of the delay or failure has been removed.

         17.8 Scope of Agreement. By execution of this Agreement Client is contracting with Administrator to perform only those services and software features and functions specifically described herein. Administrator assumes neither responsibility nor liability for any actions taken or services performed, or not performed, by any entity prior to the Effective Date of this Agreement. This Agreement does not, nor is it to be construed as relieving Client of any obligations which it incurred under its agreements with the Plan.

         17.9  Jurisdiction.  This  Agreement has been executed in, and shall be governed by the laws of the State of New York. The invalidity or unenforceability of any terms or conditions thereof shall in no way affect the validity or enforceability of any other terms or provisions. The waiver by either party of a breach or violation of any provision of this Agreement shall not operate as or be construed to be a waiver of any subsequent breach thereof. The parties agree that any litigation arising from this Agreement will be brought before the appropriate federal court located in the State of New York.

                                  CONFIDENTIAL




         17.10 No action at law or proceeding in equity shall lie or be maintained upon any claims based upon this Agreement or arising out of this Agreement or in any way connected with this Agreement unless the party bringing the claim shall have strictly complied with all requirements relating to the giving of notice and information with respect to such claims, all as herein provided.

         17.11 No action shall lie or be maintained against any party upon any claims based upon this Agreement unless such action shall be commenced within six (6) months of the termination or expiration of this Agreement, or within six
(6) months after the accrual of the cause of action, whichever is earliest.

         17.12 In the event any claim is made or any action brought in any way relating to this Agreement, each party shall diligently render to each other any assistance that they may reasonably require.

         17.13 The Administrator shall report to the Client in writing within five (5) working days of the initiation by or against the Administrator of any legal action or proceeding in connection with or relating to this Agreement. No claim whatsoever shall be made by either corporate party against any officer, agent or employee within the scope of employment or agency of the other corporate party for, or on account of, anything done or omitted in connection with this Agreement.

         17.14 Survival of Provisions Upon Termination. Any provision of this Agreement which requires the performance of obligations by either party after the termination of this Agreement shall survive such termination, unless otherwise specifically provided therein.

         17.15 Execution of Agreement. This Agreement will be effective and binding on the parties only if the duly authorized signatures of the parties are affixed hereto where indicated on the signature page below, and not otherwise.

         17.16 Compliance with law. Client and Administrator shall obtain all required approvals and licenses from appropriate Federal, State, and City authorities and render all services under this Agreement in accordance with applicable Federal, State and local laws, rules and regulations.

         17.17 Minimum wages. Except for those employees whose minimum wage is required to be fixed pursuant to Section 220 of the Labor Law of the State of New York, all persons employed by the Administrator in the performance of this Agreement shall be paid, without subsequent deduction or rebate, unless expressly authorized by law, not less than the minimum

                                  CONFIDENTIAL



wage as prescribed by law. Any breach or violation of the foregoing shall be deemed a breach or violation of a material provision of this Agreement.

         17.18  Federal   employment   practices.   The  Administrator  and  its
subcontractors shall comply with the Civil Rights Act of 1964 and any amendments thereto, and the rules and regulations thereunder.

         17.19 Non-Discrimination against the handicapped. The Administrator agrees that it will comply with the provisions of the Rehabilitative Act of 1972 and the Americans with Disabilities Act of 1992, and all regulations, guidelines and interpretations issued pursuant thereto.

         17.20 Investigations. The parties agree to cooperate fully and faithfully with any investigation, audit or inquiry conducted by a State, City or other governmental agency or authority that is empowered directly or by designation to compel the attendance of witnesses and to examine witnesses under oath, or conducted by the Inspector General of a governmental agency that is a party in interest to the transaction, submitted bid, submitted proposal, contract, lease, permit, or license that is the subject of the investigation, audit or inquiry.

         17.21 (i)If any person who has been advised that his or her statement, and any information from such statement, will not be used against him or her in any subsequent criminal proceeding refuses to testify before a grand jury or other governmental agency or authority empowered directly or by designation to compel the attendance of witnesses and to examine witnesses under oath concerning the award of or performance under any transaction, agreement, lease, permit, contract, or license entered into with the Client, City, the State, or any political subdivision or public authority thereof, or the Port Authority of New York and New Jersey, or any local development corporation within the city, or any public benefit corporation organized under the laws of the State of New York; or

               (ii) If any person refuses to testify for a reason other than the assertion of his or her privilege against self-incrimination in an investigation, audit or inquiry conducted by the Client, City or State or other governmental agency or authority empowered directly or by designation to compel the attendance of witnesses and to take testimony under oath, or by the Inspector General of the governmental agency that is a party in interest in, and seeking testimony concerning the interest in, and seeking testimony concerning the award of, or performance under, any transaction, agreement, lease, permit, contract, or license entered into with the Client, City the State, or any

                                  CONFIDENTIAL



                           political subdivision thereof or any local development client within the City; then:

         17.22 (i)The President of Client shall convene a hearing upon not less than five (5) days' written notice to the parties involved to determine if penalties should attach for the failure of a person to testify.

                  (ii) If any non-governmental party to the hearing requests an adjournment, the President of the Client may, upon granting the adjournment, suspend any contract, lease, permit or license of the party granted the extension pending the final determination pursuant to
                           Section  17.24,  below,  without  the  Client or City
                           incurring any penalty or damages for delay or otherwise.

         17.23 The penalties which may attach after a final determination by the President may include but shall not exceed:

                  (i)      The  disqualification for a period not to exceed five
                           (5) years from the date of an adverse determination for any person, or any entity of which such person was a member at the time the testimony was sought, from submitting bids for, or transacting business with, or entering into or obtaining any contract, lease, permit or license with or from the Client or City; and/or

               (ii) The cancellation or termination of the rights or interest of the person or entity it represents in any and all such existing Client or city contracts, leases, permits or licenses that the refusal to testify concerns and that have not been assigned as permitted under this Agreement, nor the proceeds of which have been pledged, to an unaffiliated and unrelated institutional lender for fair value prior to the issuance of the notice scheduling the hearing, without the Client or City incurring any penalty or damages on account of such cancellation or termination, monies lawfully due for goods delivered, work done, rentals, or fees accrued prior to the cancellation or termination shall be paid by the City.

         17.24 The President shall consider and address in reaching his or her determination and in assessing an appropriate penalty, the factors in paragraphs
(i) and (ii), below. The President may also consider, if relevant and appropriate, the criteria established in paragraphs (iii) and (iv), below, in addition to any other information which may be relevant and appropriate:

                                  CONFIDENTIAL



                  (i) The parties' good faith endeavors or lack thereof to cooperate fully and faithfully with any governmental investigation or audit, including but not limited to the discipline, discharge, or disassociation of any person failing to testify, the production of accurate and complete books and records, and the forthcoming testimony of all other members, agents, assignees or fiduciaries whose testimony is sought;

                  (ii) The relationship of the person who refuses to testify to any entity that is a party to the hearing, including but not limited to, whether the person whose testimony is sought has an ownership interest in the entity and/or the degree of authority and responsibility the person has within the entity;

               (iii) The nexus of the testimony sought to the subject entity and its contracts, leases, permits or licenses with the Client or City; and

               (iv) The effect a penalty may have on an unaffiliated and unrelated party or entity that has a significant interest in an entity subject to penalties under
                           Section 17.23, above, provided that the party or entity has given actual notice to the Commissioner or agency head upon the acquisition of the interest, or at the hearing called for in Section 17.22(i), above, gives notice and proves that such interest was previously acquired. Under either circumstance, the party or entity must present evidence at the hearing demonstrating the potential adverse impact a penalty will have on such person or entity.

         17.25 Definitions for purpose of this Section.

                  (i) License. The term "license" or "permit" as used herein shall be defined as a license, permit, franchise or concession not granted as a matter of right.

                  (ii) Person. The term "person" as used herein shall be defined as any natural person doing business alone or associated with another person or entity as a partner, director, officer, principal or employee.

                  (iii) Entity. The term "entity" as used herein shall be defined as any firm, partnership, corporation, association, or person that receives monies, benefits, licenses, leases, or permits from or through the Client, City or otherwise transacts business with the City.

                                  CONFIDENTIAL



                  (iv) Member. The term "member" as used herein shall be defined as any person associated with another person or entity as a partner, director, officer, principal or employee.

18.  Participation in an International Boycott.

         18.1 The Administrator agrees that neither the Administrator nor any substantially-owned affiliated company is participating or shall participate in an international boycott in violation of the provisions of the Export Administration Act of 1979, as amended, and the regulations of the United States Department of Commerce promulgated thereunder.
         18.2 Upon the final determination by the Commerce Department or any other agency of the United States as to, or conviction of, the Administrator or a substantially-owned affiliated company thereof, participation in an international boycott in violation of the revisions of the Export Administration Act of 1979, as amended, or the regulations promulgated thereunder, the Client may, at its option, terminate and render forfeit and void this Agreement.

19.  Business Dealings with Northern Ireland.

         19.1 The Administrator and any individual or legal entity in which the Administrator holds a ten percent (10%) or greater ownership interest and any individual or legal entity that holds a ten percent (10%) or greater ownership interest in the Administrator shall either: (a) have no business operations in Northern Ireland; or (b) take lawful steps in good faith to conduct any business operation in Northern Ireland in accordance with the MacBride Principles, as defined herein, and shall permit independent monitoring of their compliance with such principles.

         19.2 "MacBride Principles" shall mean those principles related to nondiscrimination in employment and freedom of workplace opportunity which require employers doing business in Northern Ireland to:

               (i)Increase  the   representation   of  individuals   from  under
                  represented religious groups in the work force, including managerial, supervisory, administrative, clerical and technical jobs;

               (ii)        Take  steps  to  promote  adequate  security  for the
                           protection of employees for under represented religious groups both at the workplace and while traveling to and from work;

               (iii) Ban provocative religious or political emblems from the workplace;

                                  CONFIDENTIAL



               (iv) Publicly advertise all job openings and make special recruitment efforts to attract applicants from under represented religious groups;

               (v) Establish layoff, recall and termination procedures which do not in practice favor a particular religious group;

               (vi) Abolish all job reservations, apprenticeship restrictions and different employment criteria which discriminate on the basis of religion;

               (vii) Establish procedures to assess, identify and actively recruit employees from under represented religious groups with potential for further advancement; and

               (viii) Appoint a senior management staff member to oversee affirmative action efforts and develop a timetable to ensure their full implementation.

         19.3 The Administrator agrees that the representations in Section 19.1 are material conditions to performing services under this Agreement. If the Client receives information that the Administrator is in violation of Section 19.1, the Client shall review such information and give the relevant party opportunity to respond. If the Client finds that such a violation has occurred, the Client may declare the Administrator in default, and/or terminate this Agreement. In the event of any such termination, the Client may procure the supplies, services or work from another source in any manner the Client deems proper. In addition, the Administrator may be declared not to be a responsible proposer for up to three (3) years, following written notice to the Administrator, giving the Administrator the opportunity for a hearing at which the Administrator may be represented by counsel. The rights and remedies of the Client hereunder shall be in addition to, and not in lieu of, any rights and remedies the Client has pursuant to this Agreement or by operation of law or in equity.

         19.4 Antitrust. The Administrator hereby assigns, sells, and transfers to the Client and the City of New York all right, title and interest in and to any claims and causes of action arising under the anti-trust laws of the State of New York or of the United States relating to the particular goods or services purchased or procured by the Client under this Agreement.

         19.5 All Legal Provisions Deemed Included. It is the intent and understanding of the parties to this Agreement that each and every provision of law required to be inserted in this Agreement shall be and is inserted herein. Furthermore, it is hereby stipulated that every such provision is to be deemed to be inserted herein, and if, through mistake or otherwise, any such provision is not inserted, or is not inserted in correct form, then this Agreement shall forthwith

                                  CONFIDENTIAL



upon the application of either party be amended by such insertion so as to comply strictly with the law and without prejudice from such omission to the rights of either party hereunder.



20.  Political Activity

         20.1 There shall be no partisan political activity or any activity to further the election or defeat of any candidate for public, political or party office as part of or in connection with this Agreement, nor shall any of the funds provided under this Agreement be used for such purposes.

         20.2 No funds provided under this Agreement shall be used to pay the salary or expense of any person to engage in any activity designed to influence legislation or appropriations pending before the Congress of the United States.

21.  Paragraph Headings

         21.1 Paragraph headings are inserted only as a matter of convenience and for reference and in no way define, limit or describe the scope of intent of this Agreement and in no way affect this Agreement.

22.  Inspection of Site

         22.2 The Client shall have the right to have representatives of the Client, the City or the State of New York or the Federal government present at the site of the engagement to observe the work being performed at reasonable times during business hours upon prior reasonable notice.

23.  Monitoring and Evaluation

         23.1 The Client shall monitor and evaluate the performance of the Administrator under this Agreement at such times and in such manner as the Client deems appropriate.

         23.2 The Client shall provide the Administrator with information concerning the results of any monitoring.

24.  Executive Order 50

                                  CONFIDENTIAL



         24.1 The Administrator agrees that, in consideration of the award to it of this Agreement, it will comply with the provisions of the Mayor's Executive Order 50, dated April 25, 1980 (as amended) ("E.O. 50") and the rules and regulations promulgated thereunder. This Agreement will not be effective unless the reporting requirements set forth below have been complied with in their entirety. The Administrator agrees that as it relates to services being performed under this Agreement it:

               (i)Will not  engage in any  unlawful  discrimination  as to race, creed, color, national origin, sex, age, handicap, marital status, citizenship status, sexual orientation or affectional preference in all employment decisions including but not limited to recruitment, hiring, compensation, training and apprenticeship, promotion, upgrading, demotion, downgrading, transfer, layoff and termination and all terms and conditions of employment except as provided by law;

               (ii)        When  it  subcontracts  it  will  not  engage  in any
                           unlawful discrimination in the selection of subcontractors on the basis of the owner's race, color, creed, national origin, sex, age, disability, marital status, citizenship status, sexual orientation, or affectional preference;

               (iii) Will state in all solicitations or advertisements for employees placed by or on behalf of the contract that all qualified applicants will receive consideration for employment without unlawful discrimination based on race, creed, color, national origin, sex, age disability, marital status, citizenship status, sexual orientation, or affectional preference or that it is an equal employment opportunity employer;

               (iv) Will furnish all information and reports, including an Employment Report, before the award of the contract which are required by E.O. 50, the rules and regulations promulgated thereunder, and rules, regulations, and order of the Director of the Client's Office of Equal Employment Opportunity (the "Director of the EEO Office"), and will permit access to its books, records and accounts by the EEO Office for the purposes of investigation to ascertain compliance with such rules, regulations, and orders.

         24.2 The Administrator understands that its non-compliance with the foregoing shall constitute basis for termination of this Agreement, as well as non-compliance with E.O. 50 and the rules and regulations promulgated thereunder. After a hearing held pursuant to the rules of EEO Office, the Director may impose any or all of the following sanctions:

                                  CONFIDENTIAL




               (i)         Disapproval of the Administrator;

               (ii)        Suspension or termination of the contract;

               (iii)       Declaring the Administrator in default; or

               (iv)        An employment program.

         24.3 The Director may recommend to the Client that a Board of Responsibility be convened for purposes of declaring a contractor who has repeatedly failed to comply with E.O. 50 and the rules and regulations promulgated thereunder (or promulgated by the EEO Office) to be non-responsible.

         24.4 The Administrator agrees to include the provisions of the foregoing paragraphs in every subcontract or purchase order, in excess of Fifty Thousand Dollars ($50,000), using funds provided hereunder, to which it becomes a party unless exempted by E.O. 50 and the rules and regulations promulgated thereunder, so that such provisions will be binding upon each subcontractor or vendor. The Administrator will take such action with respect to any subcontract or purchase order as may be directed by the Director of the EEO Office as a means of enforcing such provisions, including sanctions for non-compliance.

         24.5 The Administrator further agrees that it will refrain from entering into any contract or contract modifications subject to E.O. 50 and the rules and regulations promulgated thereunder with a subcontractor who is not in compliance with the requirements of E.O. 50 and the rules and regulations promulgated thereunder.

25.  New York Labor Law Section 220-e

         Section 220-e of the New York Labor Law requires that:

         25.1 In the hiring of employees for the performance of work under this contract or any subcontract hereunder, neither the Administrator, sub-administrator, nor any person acting on behalf of such Administrator or sub-administrator shall by reason of race, creed, color or national origin discriminate against any citizen of the State of New York who is qualified and available to perform work to which the employment relates;

         25.2 Neither the Administrator, sub-administrator, nor any person on his behalf shall, in any manner discriminate against or intimidate any employee hired for the performance of work under this contract on account of race, creed, color, or national origin;

                                  CONFIDENTIAL




         25.3 The aforesaid provisions of this section covering every contract for or on behalf of the State or a municipality for the manufacture, sale or distribution of materials, equipment or supplies, shall be limited to operations performed within the territorial limits of the State of New York.

26.  Adherence to the Client's Equal Employment and Affirmative Action Policies

         26.1 The Administrator agrees to adhere to all terms, conditions and provisions of the Client's Equal Employment and Affirmative Action Policies as set forth by the Client's Board of Directors as it relates to services being performed under this Agreement.

                                  CONFIDENTIAL



         IN WITNESS WHEREOF, this Agreement has been read, understood and executed by a duly authorized representatives of the respective parties.

CLIENT
BY:                 /s/ Luis R. Marcos
                  -------------------------------------------------------------

                    Luis R. Marcos, M.D.,
                    President, New York City Health & Hospitals
                    Corporation
                  -------------------------------------------------------------
                    (Title)                                             (Date)




ADMINISTRATOR
BY:                 /s/ Graham O. King
                  -------------------------------------------------------------
                    Graham O. King
                    Chairman
                  -------------------------------------------------------------
                                                                        (Date)

APPROVED AS TO FINANCE



Chief Financial Officer
New York City Health and Hospitals Corporation

- --------------------------
APPROVED AS TO FORM
This Approval is only required if changes have been made to the pre-printed contract.


General Counsel
New York City Health and Hospitals Corporation

APPROVED AS TO PROGRAM

- ---------------------------
MetroPlus Health Plan
Executive Director

                                  CONFIDENTIAL



STATE OF NEW YORK                   )
COUNTY OF NEW YORK                  )  ss.:

         On this       day of              , 199 , before me personally came
                 -----        -------------     -
___________________________________ , to me known and known to me to be the
President of the New York City Health and Hospitals Corporation, the person described in the attached agreement and who, as such, President, executed the attached agreement on behalf of the New York City Health and Hospitals Corporation for the purposes therein mentioned.

                                                  ______________
                                                   Notary Public

STATE OF NEW YORK                   )
COUNTY OF NEW YORK                  )  ss.:

         On this       day of              , 199 , before me personally came
                 -----        -------------     -
_____________________________________  , to me known, who being duly sworn,
did depose and say that he/she is the ______________________   of the
___________________________________  described in the attached agreement and who as such _________________________ executed the attached agreement and duly acknowledged to me that he/she was duly authorized to and did execute
 ________________________________ for the purpose therein same on behalf of the mentioned.

                                                     _____________
                                                     Notary Public

                                  CONFIDENTIAL



                EXHIBIT "A" TO AGREEMENT FOR ADMINISTRATIVE SERVICES

                     [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED]

                                  CONFIDENTIAL



                        EXHIBIT "B" TO AGREEMENT FOR ADMINISTRATIVE SERVICES

                             I.  SCHEDULE OF ADMINISTRATIVE SERVICES

         The Administrator will provide the following services to Client as specified in this Agreement:

A.       Eligibility

     1. The Administrator shall maintain an eligibility database for those persons identified by the State of New York as eligible for benefits under the Client's Plan on the effective date of the Plan, and subsequently during the continuance of this Agreement. The Administrator shall be entitled to rely on the information furnished to it by the State, and the Client shall hold the Administrator harmless for any inaccuracy or failure of the
         State of New York to provide such information in a timely manner. Administrator shall notify Client of any failure of the State of New York to provide information in a timely manner and identify a course of action to obtain receipt of the tape.

B.       Claims Adjudication

     1. The Administrator shall provide claims processing services on behalf of the Client for all properly submitted claims. Claims will be paid solely from funds supplied by the Client.

     2. The Administrator shall provide utilization and financial reports to the Client, as agreed by the Administrator and the Client. The Client will be responsible for reconciling its own bank account, based on these reports.

     3. For purposes of this Agreement, the term "claim(s)" shall be defined as the amounts paid, denied, or payable by the Administrator on behalf of Client to providers of services under this Agreement.

C.       Claims Administration Services

     1. The Administrator's Home Office will be the Control Office from which claims submitted under the Plan will be stored in electronic format. A dedicated post office for receipt of claims will be in New York.
         Customer service personnel will be available to assist Client in resolving claims questions and problems. Electronic submission of claims will be directly made to Administrator's Home Office. Claims may be

                                  CONFIDENTIAL



         processed at Administrator's Control Office or at a subcontractor location at the direction of Administrator.

D.       Additional Administrator Responsibilities

         Administrator shall provide Annual 1099 processing for each provider and perform the online services described in Exhibit BII.

E.       Account Manager Responsibilities

         Account Management, which is included in the base monthly fee, shall be as follows:

o        Insure adequate communications

         Conduct and document regular committee meetings as appropriate

         Maintain on-going communication between Client and Administrator regarding open issues and concerns

o        Monitor and address training needs of client

o        Monitor,   report  and  work  with   Administrator   and  subcontractor
         operations personnel to ensure Client performance standards are met in accordance with Exhibit D

                                                    II. System Services

A.       Description of System Services

         1. Administrator shall electronically process and store Client's data remotely at Administrator's data center and provide Client with on-line system access to allow Client to view, update, create and inquire about the following and as described in Exhibit F:

         o     provider information
         o    claims information
         o     member service functions
         o     medical referrals and authorization
         o     eligibility information

                                  CONFIDENTIAL



         2. Administrator shall answer questions from the named Client employees regarding the on-line system by telephone from 8:30 a.m. EST to 6:00 p.m. EST, Monday through Friday, and one Saturday per month as mutually agreed from 9:00 a.m. EST to 6:00 p.m. EST. After hours, calls are received from an answering service and are dispatched to the client service representative on call.

         3. Administrator will provide initial reports as scheduled and mutually agreed upon by the parties. Report regeneration requires notice by Client within five (5) days of the scheduled report receipt date. If additional report regeneration is required, it will be billed as incurred on a time and materials basis.

         4. Administrator is responsible for master files, coding the system, ongoing training on system enhancements or changes as mutually agreed.

         5. Administration warrants that the on-line system shall perform substantially in accordance with its documentation when used with properly functioning equipment.

         6. Administrator will maintain a disaster recovery plan which includes daily data backup of Client's data files and storage of them in an offsite secure data-storage facility. Upon Client's written request, Administrator shall make its disaster recovery plan available to Client and/or its outside auditor who agrees to hold such plan in strict confidence as described in Section 9 of this Agreement.

B.       Client Responsibilities

         1. Client shall be responsible for preparing and maintaining the location of the equipment and communications facilities in accordance with the specifications of the appropriate suppliers. Through installation services, as described in Exhibit E, Administrator shall prepare for Client's use of the software at the Administrator's data center. Administrator agrees to deliver such items and perform in accordance with the mutually agreed to installation work plan, and Client agrees to permit delivery and perform its responsibilities under the installation work plan and the documentation.

         2. Client shall maintain adequate staffing or provide a central help desk and document procedures for the effective support and operation of the system.

         3. In problem situations Client will complete mutually agreed to problem determination procedures which will be developed prior to calling Administrator and perform problem definition activities suggested by Administrator

                                  CONFIDENTIAL




         4. Client shall allow Administrator complete access to the system and Client's Facility to support the system.

         5. Client will maintain adequate staffing to provide initial training and on-going education for all system functions.

C.       System Configuration

The equipment configuration for on-site equipment for the Client's facilities is:

         o        all users Ethernet connected
         o        10-Base T-Ethernet
         o        Novell Protocol Suite loaded 1PX

The configuration is based on single site access from Client's corporate headquarters at 11 West 42nd Street, New York, NY.

                                                 III.  Additional Charges

A. Not included in the fees under the Agreement are all other services not specifically listed above, and the following:

         1. Usage of computer systems (CPU and I/O) and the MG400 software system not specifically provided for in this Agreement.

         2. Report creation over and above the standard package described in Exhibit H.

         3. Interfaces and transfers of information to the MG400 system not specifically provided for in this Agreement.

                                  CONFIDENTIAL



                   EXHIBIT "C" TO AGREEMENT FOR ADMINISTRATIVE SERVICES

                                RESPONSIBILITIES OF CLIENT

o Preparation and printing of all Plan documentation, its dissemination of this Plan participants, and all filings with applicable government agencies.

o Providing the Administrator billing calculations as provided by the State, and all information relevant to billing including information from provider contracts.

o        Membership   procedures,   the   collection   of   contributions   from
         participants, insurance premiums and insurance commissions connected with the Plan or Plans governed by this Agreement.

o Furnish for distribution to persons participating in the Plan, a supply of identification cards, Plan forms necessary for the administration of the Plan, as determined by the Administrator.

o Creating and maintaining written procedures for provider relations, member services, Medical Management and QA protocols.

o Responsibility for the resolution of any disputed claims or litigated claims under the Plan, and Client shall be responsible for all costs in connection therewith.

o Responsibility for payment of the following administrative costs and expenses:

         a.    Printing   costs   for   Plan   stationery,    booklets,   forms,
               publications,   policies,   Plan   descriptions,   Summary   Plan
               Descriptions, annual reports, and other Plan documents.

         b. All postage, supplies, production pieces (member notices, provider letters, EOB, NY
               State tapes, provider tapes, etc.) that Administrator produces.

         c. Costs associated with mail and package delivery incurred by Administrator.


o        Client must advise  Administrator  in writing of any  modifications  or
         amendments  to  its  Agreement  to  provide  services,   including  the
         effective date of such modifications and amendments.

                                  CONFIDENTIAL



o Client shall be responsible for compliance with all local, state and federal laws in connection with the implementation of its Agreements.

o Client must define a process for paying claims and Client must maintain sufficient funds in its account.

o Client will maintain adequate staffing to provide a central help desk and document procedures for the effective support and operation of the system.

o Client will maintain adequate staffing to provide initial training as well as on-going education for all system functions.

o        Client maintains the following responsibilities:

         1.    Medical Management protocols will be developed by Client.

         2. Ad Hoc reporting requests will be made by Client via on-line remote access terminals.

         3.    Provider training will be conducted by Client.

         4.    Provider contracting will be conducted by Client.

         5. Benefits contract and service management will be conducted by Client personnel.

         6. Medical referral and authorization functions will be performed by Client UR nurses via on-line remote access terminals.

         7.    Member Services functions will be performed by Client.

         8.    Member and provider inquiries will be handled by Client.

         9.    Stop loss reporting will be handled by Client.

         10.   Developing an Appeals and Grievance policy.

                                  CONFIDENTIAL



                 EXHIBIT "D" TO AGREEMENT FOR ADMINISTRATIVE SERVICES

                    [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED]

                                  CONFIDENTIAL



                  EXHIBIT "E" TO AGREEMENT FOR ADMINISTRATIVE SERVICES

                            Installation and Training

The Interim Use Fee includes  coding and loading the system and training.  Eight
(8) days of training will be scheduled for each of the following five (5) departments (total of forty (40) days of training): Medical Management, Member Services, Provider Relations, Finance, and Management. The first session consists of five (5) consecutive days of training. The second session, conducted a few weeks later, consists of three (3) consecutive days of training. A maximum of ten (10) students per session is permitted. If required, additional training is billable to the Client at $1,500 per day plus out-of-pocket expenses. If the parties mutually agree that such training is substandard and inadequate, Administrator shall provide additional training at no additional professional service charge.

                                  CONFIDENTIAL



                      EXHIBIT "F" TO AGREEMENT FOR ADMINISTRATIVE SERVICES

                                         Usage Matrix

                                  CONFIDENTIAL



                                   EXHIBIT G


                           Implementation Work Plan

                                  CONFIDENTIAL



                                                         EXHIBIT H
                                                     Standard Reports

AP       PRTEOB            Explanation of Benefits Print
AP       REPRTRA           Reprint Medical Remittance Advice
AU       PRTAWTRPT         Auth Worklist/Tracking Report
AU       LSTAUT            Auth List
AU       LSTAUTI           Auth List with Letters
AU       PRTAGENDA         Authorization Agenda Listing
CP       LSTCAPCAT         Capitation Rates List
CP       LSTCAPSUM         Capitation Transaction Summary
CP       LSTCAPTRN         Capitation Transaction List
CT       RPTCUTWKL         CUT Worklist Report
CT       RPTCUTACT         CUT Activity Report
CT       RPTCUTSAC         CUT Standard Activity Report
EL       LSTCVR            Coverage Group List
EL       LSTELG            Eligibility List
EL       LSTPRM            Premiums List
EL       PRTCVRLBL         Print Coverage Group Labels
EL       PRTMBRLBL         Print Member Labels
EL       RPTBADPRV         Members Bad Provider Assignment Report
EL       RPTMBRIPA         Member Activity by IPA Report
EL       RPTMBRLOG         Member Maintenance Audit Log
EL       RPTMBRPRV         Member Activity by Provider Report
EL       RPTTERPLN         Report Members in Terminated Plans
ER       RPTAGEDST         Member Age/Sex Distribution Report
ER       RPTGRPENR         Group Enrollment Statistics by Month Rpt
ER       RPTIPASUM         IPA/PCP Member Months by Age/Sex Report
ER       RPTMBRCHG         Membership Monthly Change Report
ER       RPTREQREV         Actual vs. Required Revenue Report
ER       RPTREVEXP         Group Revenue and Medical Expense Report
ER       RPTZIPDST         Zip Code Distribution Report
FM       LSTCAR            Carrier File List
FM       LSTDIA            Diagnosis Code List
FM       LSTPRC            Procedure Code File List
FM       LSTPRV            Provider File List
GL       LSTCHT            Chart of Accounts List
GL       LSTJRN            Journal Transactions List
PA       LSTBENADJ         Benefit Adjudication Rules List

                                  CONFIDENTIAL


PA       LSTBENCAT         Benefit Category List
PA       LSTDIA            Diagnosis Code List
PA       LSTIPA            IPA File List
PA       LSTPLN            Plan File List
PA       LSTPRC            Procedure Code List
PA       LSTPRV            Provider List
PA       LSTTYP            Provider Type List
PA       PRTPRVLBL         Print Provider Labels
TM       PRTACTFBK         Actuarial Feedback Report
TM       PRTDIASUM         Print Diagnosis Summary
TM       PRTLAGII          Utilization Tag Report II
TM       PRTPATSUM         Patient Summary Report
TM       PRTPFL            Patient Profile Report
TM       PRTPNDCLM         Aged Pended Claims Report
TM       PRTPRVPFL         Provider Profile Report
TM       PRTPRVSUM         Provider Summary Report
TM       PRTSTPLOS         Member Stopless Report
TM       PRTSUMSRV         Summary of Services Report
UT       RPTPNDGRP         Pended Claims by Group Report