Form 10-Q/A
period 1996-06-30
US SERVIS INC
filed 1996-08-14
CIK 795965

[TYPE]                    EX-27
    [DESCRIPTION]             FDS --


[ARTICLE]                     5
[CIK]                         0000796965
[NAME]                        US Servis, Inc.
[MULTIPLIER]                     1

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                              MAR-31-1997
[PERIOD-START]                                 APR-01-1996
[PERIOD-END]                                   JUN-30-1996
[CASH]                                         4,391,000
[SECURITIES]                                           0
[RECEIVABLES]                                  4,649,000
[ALLOWANCES]                                     465,000
[INVENTORY]                                        2,000
[CURRENT-ASSETS]                              11,900,000
[PP&E]                                         3,913,000
[DEPRECIATION]                                 2,500,000
[TOTAL-ASSETS]                                17,452,000
[CURRENT-LIABILITIES]                          4,546,000
[BONDS]                                                0
[PREFERRED-MANDATORY]                          6,241,000
[PREFERRED]                                            0
[COMMON]                                          63,000
[OTHER-SE]                                     5,645,000
[TOTAL-LIABILITY-AND-EQUITY]                  17,452,000
[SALES]                                                0
[TOTAL-REVENUES]                               4,756,000
[CGS]                                                  0
[TOTAL-COSTS]                                          0
[OTHER-EXPENSES]                               5,608,000
[LOSS-PROVISION]                                       0
[INTEREST-EXPENSE]                                31,000
[INCOME-PRETAX]                                 (883,000)
[INCOME-TAX]                                           0
[INCOME-CONTINUING]                                    0
[DISCONTINUED]                                         0
[EXTRAORDINARY]                                        0
[CHANGES]                                              0
[NET-INCOME]                                    (883,000)
[EPS-PRIMARY]                                       (.16)
[EPS-DILUTED]                                       (.16)