Form 10-Q
period 1996-09-30
US SERVIS INC
filed 1996-11-13
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996 OR

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


         Registrant's former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At November 12, 1996, the registrant had outstanding 6,296,137 outstanding shares of Common Stock, $0.01 par value.

                        US SERVIS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
PART I - FINANCIAL INFORMATION                                            1

         CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1996 AND
         MARCH 31, 1996                                                   2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX AND
         THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995                   3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996               4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED SEPTEMBER 30, 1996 AND 1995                        5,6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7,8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             9-12


PART II - OTHER INFORMATION                                               13


SIGNATURES                                                                14


EXHIBIT INDEX                                                           15-17


                                     PART I

                              FINANCIAL INFORMATION


1.       Consolidated Financial Statements as at September 30, 1996

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

US SERVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  September 30,                March 31,
                                                                                      1996                      1996
                                                                                  -------------             ------------
                                 ASSETS                                            (Unaudited)
CURRENT ASSETS
   Cash and equivalents                                                             8,693,000                 6,546,000
   Certificate of deposit                                                             300,000                   300,000
   Accounts receivable, less allowance for doubtful
      of $470,000 and $458,000                                                      5,452,000                 2,558,000
      Current maturities of notes receivable                                           47,000                   190,000
      Prepaid and refundable income taxes                                              65,000                 2,343,000
      Inventories, prepaid expenses and other current assets                          385,000                   649,000
                                                                                   -----------               -----------
                Total Current Assets                                               14,942,000                12,586,000

PROPERTY AND EQUIPMENT                                                              1,331,000                 1,529,000
                                                                                   -----------               -----------
OTHER ASSETS:
   Software technology, less accumulated amortization
      of $379,000 and $292,000                                                        322,000                   319,000
   Goodwill, less accumulated amortization of $372,000 and $323,000                 3,572,000                 3,621,000
   Other                                                                              233,000                   204,000
                                                                                   -----------               -----------
                Total Other Assets                                                  4,127,000                 4,144,000
                                                                                   -----------               -----------
                                                                                   20,400,000                18,259,000
                                                                                   ===========               ===========
     LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 1,095,000                   634,000
   Accrued payroll & benefits                                                         888,000                   724,000
   Accrued restructuring charges                                                      900,000                   963,000
   Accrued expenses for use of trade name                                              21,000                   254,000
   Other accrued expenses                                                             946,000                   805,000
   Current portion of capital lease obligation                                        300,000                   230,000
   Deferred income                                                                    281,000                   242,000
   Customers' deposits and other current liabilities                                  386,000                   410,000
                                                                                   -----------               -----------
           Total Current Liabilities                                                4,817,000                 4,262,000
                                                                                   -----------               -----------
LONG-TERM LIABILITIES:
   Accrued restructuring charges - net of current portion                             531,000                   905,000
   Long-term capital lease obligation - net of current portion                         85,000                   267,000
                                                                                   -----------               ------------
      Total Long-term Liabilities                                                     616,000                 1,172,000
                                                                                   -----------               -----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
   Convertible redeemable preferred stock, par value $.01
      per share, 1,500,000 shares authorized, issued and outstanding
      (liquidation preference  $6,228,000) at March 31, 1996                             -                    6,110,000
                                                                                   -----------               -----------
SHAREHOLDERS' EQUITY:
   Convertible preferred stock, par value $.01 per share
      10,0000,000 shares authorized, 2,500,000 issued and outstanding
      (liquidation preference $10,481,000) at September 30,1996                     9,845,000                     -
   Common stock $.01 par value; 30,000,000 shares authorized;
      6,312,000 shares issued                                                          63,000                    63,000
   Capital in excess of par value                                                  14,864,000                14,864,000
   Retained earnings (deficit)                                                     (8,381,000)               (6,788,000)
   Subscription receivable                                                           (140,000)                 (140,000)
   Note receivable - related party                                                 (1,225,000)               (1,225,000)
                                                                                   -----------               -----------
                                                                                   15,026,000                 6,774,000
   Less Treasury Stock at cost: 15,700 shares                                          59,000                    59,000
                                                                                   -----------               -----------
        Total Shareholders' Equity                                                 14,967,000                 6,715,000
                                                                                   -----------               -----------
                                                                                   20,400,000                18,259,000
                                                                                   ===========               ===========
See accompanying notes to consolidated financial statements.



                     US SERVIS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
REVENUES:
   Service fees                                        9,497,000     7,439,000
   Sales of equipment                                    110,000       176,000
   Software license fees                                  95,000       244,000
   Interest and other                                    145,000        57,000
                                                      ----------    ----------
                                                       9,847,000     7,916,000
                                                      ----------    ----------

EXPENSES:
   Cost of services                                    7,082,000     5,309,000
   Cost of equipment sales                                56,000        48,000
   Research and development                              961,000     1,306,000
   Selling, general and administrative                 3,508,000     4,179,000
   Restructuring charges (gains)                            -         (589,000)
   Interest expense                                       61,000        36,000
                                                      ----------    ----------
                                                      11,668,000    10,289,000
                                                      ----------    ----------
LOSS BEFORE INCOME TAXES                              (1,821,000)   (2,373,000)

BENEFIT FOR FEDERAL AND STATE INCOME TAXES                 -          (847,000)
                                                      ----------    ----------
NET LOSS                                              (1,821,000)   (1,526,000)
                                                      ==========     ==========
NET LOSS PER COMMON SHARE                                 ($0.33)       ($0.24)
                                                      ==========     ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                           6,296,000     6,269,000
                                                      ==========    ==========

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ------------------------
                                                          1996          1995
REVENUES:                                             ----------    ----------
   Service fees                                        4,928,000     3,733,000
   Sales of equipment                                     12,000       123,000
   Software license fees                                  73,000       145,000
   Interest and other                                     78,000        25,000
                                                      -----------   -----------
                                                       5,091,000     4,026,000
                                                      -----------   -----------

EXPENSES:
   Cost of services                                    3,721,000     2,799,000
   Cost of equipment sales                                10,000        22,000
   Research and development                              468,000       680,000
   Selling, general and administrative                 1,800,000     2,256,000
   Restructuring charges (gains)                               0      (589,000)
   Interest expense                                       30,000        18,000
                                                      ----------    ----------
                                                       6,029,000     5,186,000
                                                      ----------    ----------
LOSS BEFORE INCOME TAXES                                (938,000)   (1,160,000)

BENEFIT FOR FEDERAL AND STATE INCOME TAXES                     0      (480,000)
                                                      -----------   -----------
NET LOSS                                                (938,000)     (680,000)
                                                      ===========   ===========
NET LOSS PER COMMON SHARE                                 ($0.17)       ($0.11)
                                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                           6,296,000     6,296,000
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                       US SERVIS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                (UNAUDITED)


                                          CONVERTIBLE
                                         PREFERRED STOCK
                                        ----------------                     CAPITAL IN                          NOTE
                                               CARRYING    COMMON STOCK      EXCESS OF   RETAINED SUBSCRIPTION RECEIVABLE - TREASURY
                                        SHARES  VALUE    SHARES   PAR VALUE  PAR VALUE   EARNINGS  RECEIVABLE  RELATED PARTY STOCK
                                        ------  -----    ------   ---------  ---------   --------  ----------- ------------- ------
BALANCE, MARCH 31, 1996                                 6,312,000   $63,000 $14,864,000 ($6,788,000)($140,000)($1,225,000) $59,000

SIX MONTHS ENDED
  SEPTEMBER 30, 1996:

    Reclassification of Series A
      Convertible preferred Stock
      as a result of the elimination of
      the redemption provision       1,500,000 $5,895,000

    Reversal of accretion equal to
     accrued dividends on redeemable
     preferred stock                                                                       228,000

    Issuance of Series B Convertible
      Preferred Stock                1,000,000 $3,950,000

    Net Loss                                                                             (1,821,000)

                                     --------- ---------- --------- ------- ----------  ----------- --------- -----------  -------
BALANCE, SEPTEMBER 30, 1996          2,500,000 $9,845,000 6,312,000 $63,000 $14,864,000 ($8,381,000)($140,000)($1,225,000) $59,000
                                     ========= ========== ========= ======= =========== ============ ========= =========== =======


See accompanying notes to consolidated financial statements.

                                         4

                        US SERVIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    --------------------------
                                                                       1996           1995
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         (1,821,000)    (1,526,000)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization of property and equipment        326,000        218,000
        Amortization of software technology                             88,000         50,000
        Amortization of goodwill                                        49,000         47,000
        Amortization of convertible preferred issue costs               13,000           -
        Gain on sale of equipment                                       (6,000)          -
        Provision for losses on accounts receivable                     48,000        445,000
        Amortization of officer stock compensation                         -           326,000
        Allowance for impairment of related party note                     -          119,000
        Changes in operating assets and liabilities-
           Accounts receivable                                      (2,942,000)      (640,000)
           Note and installment receivables                            143,000        247,000
           Prepaid and refundable income taxes                       2,278,000      1,032,000
           Inventories, prepaid expenses and other current assets      264,000        (60,000)
           Other assets                                                (29,000)      (310,000)
           Accounts payable                                            461,000        142,000
           Accrued payroll & benefits                                  164,000       (340,000)
           Accrued expenses for use of trade name                     (233,000)        39,000
           Other accrued expenses                                      141,000        101,000
           Accrued restructuring                                      (437,000)    (1,158,000)
           Deferred income                                              39,000       (152,000)
           Customer deposits and other current liabilities             (24,000)       321,000
                                                                   ------------   ------------
              Net cash flows from operating activities:             (1,478,000)    (1,099,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in software technology                                      (91,000)      (113,000)
  Purchase of property and equipment                                  (149,000)      (275,000)
  Proceeds from sale of equipment                                       27,000        293,000
                                                                   ------------   ------------
     Net cash flows from investing activities                         (213,000)       (95,000)
                                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:


  Principal payment on capital lease obligation                       (112,000)       (14,000)
  Loans to officers                                                        -         (238,000)
  Cost of listing additional shares                                        -          (17,000)
  Issuance of preferred stock net of issuance costs                  3,950,000           -
                                                                    -----------   ------------
     Net cash flows from financing activities                        3,838,000       (269,000)
                                                                    -----------   ------------
NET CHANGE IN CASH AND EQUIVALENTS                                   2,147,000     (1,463,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            6,546,000      4,121,000
                                                                    -----------   ------------
CASH AND EQUIVALENTS, END OF PERIOD                                  8,693,000      2,658,000
                                                                   ============   ============


See accompanying notes to consolidated financial statements.

                    US SERVIS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                               (concluded)

                                                                         SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                  ---------------------------
                                                                        1996           1995
                                                                  ------------    ------------

SUPPLEMENTAL INFORMATION:
   Interest paid                                                        38,000          2,000
                                                                  ============    ============
   Income taxes paid (refunded)                                     (2,340,000)    (1,879,000)
                                                                  =============   ============
   Deferred gain on sale-leaseback                                       -             41,000
                                                                  =============   ============
   Value assigned to goodwill relating to shares of common
      stock issued for prior year business acquisition                   -            200,000
                                                                  =============   ============
   Transferred from deferred income taxes to prepaid and
      refundable income taxes                                           62,000        500,000
                                                                  =============   ============


See accompanying notes to consolidated financial statements.
                                    6


                        US SERVIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (UNAUDITED)



Note A - Basis of Presentation:

The consolidated financial statements include all the accounts of US SERVIS, Inc. (f/k/a MICRO Healthsystems, Inc.) and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

Note B - Nature of Business:

The Company is a provider of business and information management systems and services. The Company's primary markets are physician delivery systems, hospital business offices and managed care organizations. As part of its business management services, the Company has traditionally been an outsourcer of the billing and accounts receivable management and related information systems departments and performed related personnel management and systems integration services of its customers. The Company is currently strengthening these areas and expanding its services and information systems to include: financial and administrative management, systems support and management and consulting services in areas that directly complement its business management services offerings, such as at risk contracting and contract management, revenue enhancement and re-engineering of the billing and accounts receivable management activities. The Company, through strategic alliances, has expanded its information systems offerings to include managed care and electronic medical records systems. The Company has also historically been a provider of clinical information systems products and services for hospital inpatient departments. The Company is phasing out of these activities. (See Note C below)

Note C - Restructuring Charges:

During fiscal 1995, the Company implemented a significant restructuring of its business operations in an effort to: refocus and redirect resources away from clinical, inpatient information systems and towards contract management, physician practice management, ambulatory care and software integration business services; consolidate operations; negotiate a termination of the employment agreement of the former chairman; downsize, and sell underperforming assets. These actions resulted in a fiscal 1995 $6.8 million, pre-tax, restructuring charge.

The restructuring program was substantially completed during fiscal 1996, although the payment of certain items - principally, termination costs related to the former Chairman and selected severance costs, will continue for several years.

Note D - Net Loss Per Common Share:

The computation of fully diluted net loss per share was antidilutive in each of the applicable periods presented; therefore, no separate calculation of fully diluted loss per share is reported. Net loss per common share includes an adjustment for the amount equal to accrued dividends on the Company's preferred stock, in the amount of $253,000 or $.04 per share for the six months ended September 30, 1996.

Note E - Convertible Preferred Stock:

On September 30, 1996, in consideration for the receipt of $4,000,000, the Company issued, through a private placement, 1,000,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Shares"). Dividends on the Series B Shares accrue at a rate equal to 8% per annum, compounded quarterly. If not earlier paid, preferred dividends are payable on i) redemption, ii) conversion, or iii) dissolution of the Company. After September 30, 1997, the Series B Shares are convertible at the option of the holders into an equal number of common shares and under certain circumstances the Company may require conversion. In the event of the Company's liquidation, the holders of the Series B Shares are entitled to $4.00 per share plus all accumulated and unpaid dividends. Details of this transaction are reflected in the Company's Form 8-K, dated September 30, 1996.

On September 27, 1996, the Company filed an amendment to the Certificate of Designation creating the rights and preferences of the Company's Series A Convertible Preferred Stock (the "Series A Shares"). This amendment terminated the optional redemption rights of holders of such Series A Shares.

In connection with the amendment to the Certificate of Designation, the Company amended the warrants to purchase 118,500 shares of the Company's Common Stock at an exercise price of $0.10 per share presently held by the holders of the Series A Shares to delete certain forfeiture provisions. The deletion of the forfeiture provisions vests these warrants in the holders thereof.

Note F - Additional Item:

As previously noted in the Company's last form 10Q filing, the Company received on July 17, 1996 a letter from its largest customer, New York Health and Hospitals Corporation ("MetroPlus"). The letter alleged that the Company was failing to fulfill its responsibilities under its contract with MetroPlus, indicated that the letter was intended to serve as a notice of default and purported to give the Company 90 days to cure the alleged breaches.

Although the Company has taken issue with MetroPlus as to the legal effect of the letter, it has mounted a substantial effort to resolve the problems and to eliminate service shortfalls. MetroPlus has acknowledged these efforts by extending the date for cure. The Company and MetroPlus are working together to resolve outstanding issues and the Company believes that the letter will be rescinded.

The Company recognizes that the MetroPlus implementation has been difficult and protracted and as a result, it has provided adjustments to reported MetroPlus revenues that it believes to be adequate.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     GENERAL

For the six months ended September 30, 1996 (first six months of fiscal 1997) the Company reported higher revenues as a result of sales booked in fiscal 1996. Revenues totaled approximately $9.85 million, an increase of $1.9 million or 24% over the same period last year. Expenses for the same period increased approximately $1.4 million or 13%. The majority of the expense increases occurred in cost of service and were revenue related. This resulted in a $552,000 (23%) decline in the Company's pre-tax loss. The net loss (after taxes), however, increased by $295,000, from $1.53 million to $1.82 million due to the availability and use of carry forward tax benefits during fiscal 1996.

The Company's fiscal 1997 six month net loss per share was $0.33 compared to $0.24 reported for the same period last year. The table below presents the net loss per share by component. Pre-Tax Operating Loss per Share declined by $0.09; however, this improvement from year to year was offset by an $0.18 per share increase of loss resulting from a $0.04 per share accretion of Preferred Stock dividends and a $0.14 per share loss of carry forward tax benefit.



                                                Six Months Ended September 30


                                                        1996           1995


      Pre-Tax Operating Loss per Share                  $.29          $.38

      Allowance for the Preferred
                  Stock Dividends                        .04             -


      Tax Benefit                                         -           (.14)

                                                       ------        ------
      Net Loss per Share                                $.33          $.24




                         LIQUIDITY AND CAPITAL RESOURCES


                                       September 30, 1996      March 31, 1996


      Total Current Assets                $14,942,000            $12,586,000


      Total Current Liabilities             4,817.000              4,262,000

                                          -----------            -----------
      Working Capital                     $10,125,000             $8,324,000


      Working Capital Ratio to 1              3.1                     3.0



During the six months ended September 30, 1996, Working Capital increased $1,801,000 from $8,324,000 to $10,125,000. The increase was the result of the issuance of $4,000,000 of the Series B Shares that was partially offset by continued operating losses. Cash and equivalents increased $2,147,000, primarily due to the issuance of $4,000,000 of the Series B Shares, the receipt of a $2,340,000 tax refund and an increase in current liabilities of $555,000, offset by the net loss and a $2,894,000 increase in accounts receivable. The increase in accounts receivable includes an increase in amounts due under the contract with MetroPlus of $1,675,000. (See Note F - Subsequent Event) and an increase in amounts due from hospital clients of $1,251,000. The increase in amounts due from hospital clients includes approximately $200,000 relating to new business and $300,000 relating to disputed charges due from a former client. The remainder relates to seasonal increases in the payment cycles of the Company's hospital clients.

The Company expects that its cash position, enhanced through the sale of the Series B Shares, will decrease throughout the remainder of fiscal 1997 as a result of operating losses but anticipates that available cash and cash flow from operations will be sufficient to meet the Company's operating and capital requirements through the end of the current fiscal year and the fiscal year ending March 31, 1998.

                              RESULTS OF OPERATIONS

                                    REVENUES


                                   Six Months Ended September 30,


                                   1996                       1995


Service fees                    $9,497,000                 $7,439,000


Sales of equipment                 110,000                    176,000


Software license fees               95,000                    244,000


Interest and other                 145,000                     57,000
                                ----------                 ----------
                                $9,847,000                 $7,916,000


For the six months ended September 30, 1996, the Company's revenues increased $1,931,000 or 24.4% when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $2,058,000 and interest and other items of $88,000. These increases were partially offset by decreases in sales of equipment of $66,000 and software license fees of $149,000.

Service fee increases occurred in physician services ($549,000) and third party administrative ("TPA") services ($1,877,000) provided to MetroPlus. These increases were partially offset by a $76,000 decrease in revenues from clinical services and a $292,000 decrease in revenues from hospital services, resulting from the phasing out of one hospital client and the ramp-up of a new hospital client.



                               Three Months Ended September 30,


                               1996                            1995


Service fees                $4,928,000                     $3,733,000


Sales of equipment              12,000                        123,000


Software license fees           73,000                        145,000


Interest and other              78,000                         25,000
                            ----------                     ----------
                            $5,091,000                     $4,026,000


For the three months ended September 30, 1996, the Company's revenues increased $1,065,000 or 26.5% when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $1,195,000 and interest and other items of $53,000, offset by decreases in sales of equipment of $111,000 and software license fees of $72,000.

Contributing to the increase in revenues from service fees were increases of $390,000 from physician services and $673,000 from TPA services provided to MetroPlus. These increases were partially offset by a $113,000 decrease in revenues from clinical services and a $71,000 decrease in revenues from hospital services.

                                    EXPENSES



                                        Six Months Ended September 30,


                                        1996                          1995


Cost of services                     $7,082,000                    $5,309,000


Cost of equipment sales                  56,000                        48,000


Research and development                961,000                     1,306,000


Selling, general and administrative   3,508,000                     4,179,000


Restructuring charges (gains)             -                          (589,000)

Interest expense                         61,000                        36,000

                                    -----------                   -----------
                                    $11,668,000                   $10,289,000



Excluding the $589,000 restructuring gain recorded last year, expenses for the six months ended September 30, 1996, increased $790,000 when compared to the same period in the prior fiscal year. Contributing to this increase were increases in the cost of services of $1,773,000, cost of equipment sales of $8,000, and interest expense of $25,000. These increases were partially offset by decreases in research and development expenses of $345,000 and selling, general and administrative expenses of $671,000.

Substantially all of the increase in cost of services related to expenses associated with new clients for TPA and physician services. The reduction in research and development expenses resulted primarily from the Company's decision to de-emphasize its clinical information systems products. The decrease in selling, general and administrative expenses resulted from the inclusion of amortization of the CEO's signing bonus of $326,000 in the first six months of last year and lower provision for allowance for doubtful accounts of $397,000 as compared to last year.



                                          Three Months Ended September 30,


                                            1996                     1995

Cost of services                         $3,721,000              $2,799,000


Cost of equipment sales                      10,000                  22,000


Research and development                    468,000                 680,000


Selling, general and administrative       1,800,000               2,256,000


Restructuring charges (gains)                 -                    (589,000)




Interest expense                             30,000                 18,000
                                         ----------             ----------
                                         $6,029,000             $5,186,000



Excluding the $589,000 restructuring gain recorded last year, expenses for the three months ended September 30, 1996 increased $254,000, when compared to the same period in the prior fiscal year. Contributing to this increase were increases in the cost of services of $922,000 and interest expense of $12,000, offset by decreases in cost of equipment sales of $12,000, research and development expenses of $212,000 and selling, general and administrative expenses of $456,000.

Substantially all of the increase in cost of services related to expenses associated with new clients for TPA and physician services. The reduction in research and development expenses result primarily from the Company's decision to de-emphasize its clinical information systems products. The decrease in selling, general and administrative expenses resulted from the inclusion of amortization of the CEO's signing bonus of $163,000 in the second quarter of last year and a lower provision for allowance for doubtful accounts of $361,000 as compared to last year.

                                    NET LOSS


For the six months ended September 30, 1996, the Company reported a net loss of $1,821,000 or $0.33 per common share, compared to a net loss of $1,526,000 or $0.24 per common share during the same period last year. The per share loss for the six months ended September 30, 1996 included approximately $.04 related to preferred stock dividends and did not include a restructuring gain of $.09 per share or a tax benefit of $.14 per share which were recorded in the first six months of fiscal 1996. Although the Company has not recorded a tax benefit associated with losses incurred during the current fiscal year, these losses will be available to offset future income in subsequent years.

For the three months ended September 30, 1996, the Company reported a net loss of $938,000 or $0.17 per common share, compared to a net loss of $680,000 or $0.11 per common share during the same period last year. The per share loss for the quarter ended September 30, 1996 included approximately $0.02 related to preferred stock dividends and did not include a restructuring gain of $.09 per share or a tax benefit of $.08 per share which were recorded in the same quarter of last year.


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

                  (b) Reports on Form 8-K: One report on Form 8-K was filed during the six months ended September 30, 1996. This report, filed September 30, 1996, described the issuance of the Series B Convertible Preferred Stock and changes to the rights of the holders of the Company's Series A Convertible Preferred Stock. (See
                           Note E - Convertible Preferred Stock).


                                       13

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  US SERVIS, INC.
                                                   (Registrant)



Date:        November 12, 1996                 By:  /s/Graham O. King
(L.S.)
                                               Graham O. King
                                               Chairman of the Board and
                                               Chief Executive Officer


Date:        November 12, 1996                 By:  /s/Michael B. Loscalzo
(L.S.)
                                               Michael B. Loscalzo
                                               Principal Accounting Officer and
                                               Chief Financial Officer


                                 EXHIBITS INDEX


     Exhibit No.                                        Description                                                        Page
        3(1)        By-Laws. (I)                                                                                             *
        3(2)        Amended and Restated Certificate of Incorporation of the Registrant. (XVII)                              *
        3(3)        Certificate of Designation Relating to the Series A Convertible Preferred Stock of the Registrant.
                    (XVII)                                                                                                   *
        3(4)        Certificate of Designation Relating to the Series B Convertible Preferred Stock With a Par Value of
                    $.01 Per Share of US Servis, Inc. (XIX)                                                                  *
        3(5)        Amendment to Certificate of Designation Relating to the Series A Convertible Preferred Stock With a
                    Par Value of $.01 Per Share of US Servis, Inc. (XIX)                                                     *
        4(1)        Form of warrant to purchase in the aggregate up to 390,000 shares of the Registrant's Common Stock at an exercise price of $0.10 per share, such warrants issued October 12, 1995. (XV)
                                                                                                                             *
        4(2)        Form of warrant to purchase in the aggregate up to 198,000 shares of the Registrant's Common Stock at an exercise price of $3.50 per share, such warrants issued October 12, 1995. (XV)
                                                                                                                             *
        10(1)       Lease date March 31, 1986, between Skyline Associates, Inc. And Digital Equipment Corporation
                    relating to the premises located at 414 Eagle Rock Avenue, West Orange, New Jersey. (I)
                                                                                                                             *
        10(2)       1986 Stock Option Agreement. (I)                                                                         *
        10(3)       Service Agreement between the Registrant and Digital Equipment Corporation. (I)                          *
        10(4)       Non-qualified Stock Option Agreement between the Registrant and S.M. Caravetta, dated February 10,
                    1990 and expiring February, 1995. (III)                                                                  *
        10(5)       License Agreement between the Registrant and North County Computer Services, Inc. (III)                  *
        10(6)       Distribution/Sales Representation Agreement by and between Baxter Healthcare Corporation and
                    MedTake Corp., dated as of October 1, 1990. (IV)                                                         *
        10(7)       Letter Agreement by and among MedTake Corp., the Registrant, Salvatore M. Caravetta and Baxter
                    Healthcare Corporation,  dated as of October 1, 1990. (IV) *
        10(8)  Guaranty  of  the  Registrant  in  favor  of  Baxter   Healthcare
        Corporation, dated as of October 1, 1990.
                    (IV)                                                                                                     *
        10(9)       Complimentary Marketing Agreement between International Business Machines Corporation and the
                    Registrant. (V)                                                                                          *
       10(10)       Service Agreements between Digital Equipment Corporation and the Registrant. (V)                         *
       10(11)       Asset Purchase Agreement and Plan of Reorganization by and among Administrative Information Systems
                    Corporation, the Registrant and Receivables Management Corp., dated as of June 14, 1991. (VI)
                                                                                                                             *
       10(12)       Registration Rights Agreement by and between the Registrant and Administrative Information Systems,
                    Inc. (Misnamed in said document as "Administrative Information Services Corporation"), dated June
                    14, 1991. (VI)                                                                                           *
       10(13)       Employment Agreement among Receivables Management Corp. (Renamed AISCorp.), the Registrant and
                    Stephen G. Sullivan, dated as of June 14, 1991. (VI)                                                     *
       10(14)       Option Registration Rights Agreement by and Between the Registrant and Stephen G. Sullivan, dated
                    June 14, 1991. (IV)                                                                                      *
       10(15)       Employment Contract between the Registrant and S.M. Caravetta. (VII)                                     *
       10(16)       Employment Contract between the Registrant and James A. Pesce. (VII)                                     *

                                                 15

       10(17)       Agreement and Plan of Merger with Exhibits by and among the Registrant, Vanco Business Management,
                    Inc. and David K. Vanco, dated as of December 31, 1992. (VIII)                                           *
       10(18)       Employment Agreement, dated as of January 1, 1993, between Management-Data Service, Inc., the
                    Registrant and David K. Vanco. (VIII)                                                                    *
       10(19)       Registration Rights Agreement between David K. Vanco and the Registrant, dated as of December 31,
                    1992. (VIII)                                                                                             *
       10(20)       Guaranty dated March 5, 1993, given by the Registrant to Harris Bank Roselle relating to loans to
                    David K. Vanco. (VIII)                                                                                   *
       10(21)       Letter agreement between David K. Vanco and the Registrant, dated March 5, 1993, relating to the
                    guaranty of notes, from David K. Vanco to Harris Bank Roselle. (VIII)                                    *
       10(22)       Agreement of Merger with ACT/PC, dated September 15, 1993, amended November 12, 1993. (X)
                                                                                                                             *
       10(23)       Term Loan Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and Registrant. (X)
                                                                                                                             *
       10(24)       Guarantee Modification Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and
                    the Registrant. (X)                                                                                      *
       10(25)       Escrow Agreement, dated as of December 13, 1993, between Stephen G. Sullivan, Registrant and Crummy
                    Del Deo Dolan Griffinger & Vecchione. (X)                                                                *
       10(26)       Termination Agreement relating to the Baxter Distribution/Sales Representation Agreement, dated
                    December 17, 1993. (X)                                                                                   *
       10(27)       Amendment to Agreement and Plan of Merger between the Registrant and Management-Data Services,
                    Inc., dated April 8, 1994. (XI)                                                                          *
       10(28)       Amendment to Employment Agreement between David K. Vanco and the Registrant, dated April 8, 1994.
                    (XI)                                                                                                     *
       10(29)       Employment Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)
                                                                                                                             *
       10(30)       Option Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)
                                                                                                                             *
       10(31)       Registration Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King.
                    (XII)                                                                                                    *
       10(32)       Stockholder Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King.
                    (XII)                                                                                                    *
       10(33)       S.M. Caravetta Termination Agreement between S.M. Caravetta and the Registrant, dated as of October
                    12, 1994, as amended. (XII)                                                                              *
       10(34)       Letter of Intent, dated June 26, 1995, between the Registrant and Frontenac VI Limited Partnership.
                    (XIV)                                                                                                    *
       10(35)       Registrant's Amended 1993 Stock Option Plan. (XIV)                                                       *
       10(36)       Registrant's Amended 1994 Stock Option Plan for Non-Employee Directors. (XIV)                            *
       10(37)       Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated July 18, 1995, by and among the Registrant, a trust established for the benefit of descendants of Robert E. King,
                    Frontenac VI Limited Partnership and Morgan Holland Fund II, L.P. (XV)                                   *
       10(38)       Promissory Note of Graham O. King, dated June 14, 1995, payable to the Company. (XVI)                    *
       10(39)       First and Second Amendments to Series A Convertible Preferred Stock and Warrant Purchase Agreements
                    dated July 31, 1995 and October 10, 1995, respectively. (XVII)                                           *
       10(40)       Registration Agreement, dated October 12, 1995, by and among the Registrant, a trust established for the benefit of the descendants of Robert E. King, Frontenac VI Limited Partnership and Morgan
                    Holland Fund II, L.P. (XV)                                                                               *
       10(41)       Agreement for Administrative Services, dated December 21, 1995, between New York Health and
                    Hospitals Corporation and the Registrant. (XVIII)                                                        *
       10(42)       Series B Convertible Preferred Stock Purchase Agreement among US Servis, Inc., and the Purchasers
                    named on Schedule 1 thereto, dated as of September 30, 1996. (XIX)                                       *

                                               16

       10(43)       First Amendment to Registration Rights Agreement among US Servis, Inc. and the Purchasers signatory
                    thereto, dated September 30, 1996. (XIX)                                                                   *



                                                NOTES TO EXHIBIT INDEX

      Note No.                                          Description
         (I) Incorporated  by reference  from the Form S-18  Registration
             Statement of the Registrant, dated June 10, 1986.
        (II) Incorporated by reference from Amendment No. 1, dated September 6, 1986, to the Form
             S-18 Registration Statement of the Registration.
        (III)Incorporated by reference from the Registrant's  Form 10-K, dated
        June 18, 1990. (IV) Incorporated by reference from the Registrant's Form
        8-K, dated October 1, 1990.
         (V) Incorporated by reference from the Registrant's Form S-3, Registration No. 33-39062, dated April 11, 1991.
        (VI)  Incorporated  by reference from the  Registrant's  Form 8-K, dated
        June 18, 1991.  (VII)  Incorporated  by reference from the  Registrant's
        Form 10-K, dated June 28, 1991.
       (VIII)  Incorporated by reference from the  Registrant's  Form 8-K, dated
        March 9, 1993. (IX) Incorporated by reference from the Registrant's Form
        8-K, dated September 15, 1993.
         (X)  Incorporated  by reference from the  Registrant's  Form 8-K, dated
        December 28, 1993. (XI)  Incorporated by reference from the Registrant's
        Form 8-K, dated April 15, 1994. (XII) Incorporated by reference from the
        Registrant's Form 8-K, dated November 1, 1994.
       (XIII)  Incorporated by reference from the Registrant's  Form 10-Q, dated
        November 11, 1994. (XIV) Incorporated by reference from the Registrant's
        Form 10-K, dated June 26, 1995. (XV)  Incorporated by reference from the
        Registrant's  Form 10-K/A,  dated July 24, 1995.  (XVI)  Incorporated by reference from the Registrant's Form 10-Q, dated August 10, 1995.
       (XVII)  Incorporated by reference from the Registrant's  Form 10-Q, dated
       November  10,  1995.   (XVIII)   Incorporated   by  reference   from  the
       Registrant's Form 10-Q, dated August 13, 1996.
        (XIX)  Incorporated by reference from the  Registrant's  Form 8-K, dated
        September 30, 1996.

                                        17