Form 10-Q
period 1996-12-31
US SERVIS INC
filed 1997-02-14
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ___________

Commission File Number:    0-15352

                              US SERVIS, Inc.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                  22-2467332
(State or other jurisdiction of      (I.R.S. Employer or Identification Number)
incorporation of organization)

                           220 Davidson Avenue, Somerset, NJ           08873
                           (Address of Principal Executive Office)   (Zip Code)

                                            (908) 764-9898
                           (Registrant's telephone number, including area code)

                         Eagle  Rock  Avenue,   West  Orange,   NJ  07052
         Registrant's former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At February 11, 1997, the registrant had outstanding 6,296,137 outstanding shares of Common Stock, $0.01 par value.

                        US SERVIS, INC. AND SUBSIDIARIES

                                      INDEX

Page No.

PART I - FINANCIAL INFORMATION                                         1

         CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1996 AND
         MARCH 31, 1996                                                2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND
         THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995                 3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE NINE MONTHS ENDED DECEMBER 31, 1996            4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED DECEMBER 31, 1996 AND 1995                      5,6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7-9

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         10-13


PART II - OTHER INFORMATION                                           14


SIGNATURES                                                            15


EXHIBIT INDEX                                                        16-18

                                     PART I

                              FINANCIAL INFORMATION


1.       Consolidated Financial Statements as at December 31, 1996

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

US SERVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    December 31,    March 31,
                                                                       1996           1996
                                                                    (Unaudited)
CURRENT ASSETS
         Cash and equivalents                                        $7,820,000    $6,546,000
         Certificate of deposit                                         300,000       300,000
         Accounts receivable, less allowance for doubtful
                 accounts of $478,000 and $458,000                    4,847,000     2,558,000
         Current maturities of notes receivable                               0       190,000
         Prepaid and refundable income taxes                             57,000     2,343,000
         Inventories, prepaid expenses and other current assets         478,000       649,000
                                                                     ----------    ----------
                           Total Current Assets                      13,502,000    12,586,000
                                                                     ----------    ----------
PROPERTY AND EQUIPMENT                                                1,444,000     1,529,000
                                                                     ----------    ----------
OTHER ASSETS:
         Software technology, less accumulated amortization
                  of $425,000 and $292,000                              286,000       319,000
         Goodwill, less accumulated amortization
                  of $396,000 and $323,000                            3,548,000     3,621,000
         Other                                                          870,000       204,000
                                                                     ----------    ----------
                           Total Other Assets                         4,704,000     4,144,000
                                                                     ----------    ----------
                                                                    $19,650,000   $18,259,000
                                                                     ==========    ===========

            LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                              $700,000      $634,000
         Accrued payroll & benefits                                     894,000       724,000
         Accrued restructuring charges                                  900,000       963,000
         Accrued expenses for use of trade name                          41,000       254,000
         Other accrued expenses                                       1,472,000       805,000
         Current portion of capital lease obligation                    300,000       230,000
         Deferred income                                                200,000       242,000
         Customers' deposits and other current liabilities              386,000       410,000
                                                                     ----------    ----------
                           Total Current Liabilities                  4,893,000     4,262,000
                                                                     ----------    ----------
LONG-TERM LIABILITIES:
         Accrued restructuring charges - net of current portion         319,000       905,000
         Long-term capital lease obligation - net of current portion     99,000       267,000
                                                                     ----------    ----------
                           Total Long-term Liabilities                  418,000     1,172,000
                                                                     ----------    ----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
         Convertible  redeemable  preferred  stock,  par value
                  $.01 per  share, 1,500,000   shares   authorized,
                  issued   and   outstanding (liquidation preference
                  $6,228,000) at March 31, 1996                          -          6,110,000
                                                                     ----------    ----------
SHAREHOLDERS' EQUITY:
         Convertible  preferred  stock,  par value  $.01 per
                  share  10,0000,000 shares   authorized,
                  2,500,000   issued   and   outstanding
                  (liquidation preference $10,611,000)
                  at December 31, 1996                                9,868,000          -
         Common stock $.01 par value; 30,000,000 shares authorized;
                  6,312,000 shares issued                                63,000        63,000
         Capital in excess of par value                              14,864,000    14,864,000
         Retained earnings (deficit)                                 (9,673,000)   (6,788,000)
         Subscription receivable                                       (140,000)     (140,000)
         Note receivable - related party                               (584,000)   (1,225,000)
                                                                     ----------    ----------
                                                                     14,398,000     6,774,000
         Less Treasury Stock at cost: 15,700 shares                      59,000        59,000
                                                                     ----------    ----------
                           Total Shareholders' Equity                14,339,000     6,715,000
                                                                     ----------    ----------
                                                                    $19,650,000   $18,259,000
                                                                     ==========    ==========
See accompanying notes to consolidated financial statements.
                                           2

                        US SERVIS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                    DECEMBER 31,
                                                    1996          1995
REVENUES:
         Service fees                          $15,062,000   $11,297,000
         Sales of equipment                        133,000       228,000
         Software license fees                     138,000       509,000
         Interest and other                        236,000       149,000
                                                ----------    ----------
                                                15,569,000    12,183,000
                                                ----------    ----------

EXPENSES:
         Cost of services                       11,037,000     8,308,000
         Cost of equipment sales                    62,000       133,000
         Research and development                1,442,000     1,919,000
         Selling, general and administrative     5,415,000     5,800,000
         Interest expense                           85,000        52,000
         Restructuring charges (gains)             -            (589,000)
         Loan impairment charge                    641,000        38,000
                                                ----------    ----------
                                                18,682,000    15,661,000
                                                ----------    ----------
LOSS BEFORE INCOME TAXES                        (3,113,000)   (3,478,000)

BENEFIT FOR FEDERAL AND STATE INCOME TAXES          -         (1,228,000

                                                ----------    ----------
NET LOSS                                       $(3,113,000)  $(2,250,000)
                                               ============  ===========

NET LOSS PER COMMON SHARE                           ($0.56)       ($0.38)
                                                    =======       =======
WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING              6,296,000     6,278,000
                                               ===========    ==========

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                      1996          1995
REVENUES:
         Service fees                           $5,565,000    $3,858,000
         Sales of equipment                         23,000        52,000
         Software license fees                      43,000       265,000
         Interest and other                         91,000        92,000
                                                ----------    ----------
                                                 5,722,000     4,267,000
                                                ----------    ----------

EXPENSES:
         Cost of services                        3,955,000     2,999,000
         Cost of equipment sales                     6,000        85,000
         Research and development                  481,000       613,000
         Selling, general and administrative     1,907,000     1,740,000
         Interest expense                           24,000        16,000
         Loan impairment charge (income)           641,000       (81,000)
                                                ----------    ----------
                                                 7,014,000     5,372,000
                                                ----------    ----------
LOSS BEFORE INCOME TAXES                        (1,292,000)   (1,105,000)


BENEFIT FOR FEDERAL AND STATE INCOME TAXES          -           (381,000)

                                               -----------   -----------
NET LOSS                                       $(1,292,000)  $  (724,000)
                                               ============  ===========

NET LOSS PER COMMON SHARE                           ($0.23)       ($0.13)
                                                    =======       =======
WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING              6,296,000     6,296,000
                                                ==========    ==========


See accompanying notes to consolidated financial statements.
                                     3

                      US SERVIS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)



                                CONVERTIBLE
                               PREFERRED STOCK                               CAPITAL IN                          NOTE
                                        CARRYING               COMMON STOCK  EXCESS OF  RETAINED  SUBSCRIPTION RECEIVABLE - TREASURY
                             SHARES       VALUE      SHARES     PAR VALUE    PAR VALUE   EARNINGS  RECEIVABLE  RELATED PARTY STOCK
BALANCE, MARCH 31, 1996                             6,312,000     63,000    14,864,000 (6,788,000)  (140,000)  (1,225,000)  59,000

NINE MONTHS ENDED
DECEMBER 31, 1996:

 Reclassification of
 Series A Convertible
 Preferred Stock as a
 result of the
 elimination of the
 redemption provision     1,500,000    5,888,000

 Reversal of accretion
 equal to accrued
 dividends on
 redeemable preferred
 stock                    1,000,000    3,980,000

 Issuance of Series B
 Convertible Preferred
 Stock                                                                                    228,000

 Allowance for loan
 collateral impairment                                                                                           641,000

 Net Loss                                                                              (3,113,000)

                          ---------    ---------   ---------     ------     ---------- ---------- --------     --------    ------
BALANCE,DECEMBER 31,1996  2,500,000    9,868,000   6,312,000     63,000     14,864,000 (9,673,000)(140,000)    (584,000)   59,000
                          =========    =========   =========     ======     ========== ========== =========    =========   ======


See accompanying notes to consolidated financial statements.

                               US SERVIS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                                      NINE MONTHS END
                                                                                                       DECEMBER 31
                                                                                                     1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                              $(3,113,000)$(2,250,000)
         Adjustments to reconcile net loss to net cash flows
                  from operating activities:
                           Depreciation and amortization of property and equipment                 472,000     310,000
                           Amortization of software technology                                     134,000      86,000
                           Amortization of goodwill                                                 74,000      73,000
                           Amortization of convertible preferred issue costs                        21,000       5,000
                           Gain on sale of equipment                                                (6,000)        -
                           Provision for losses on accounts receivable                              72,000     445,000
                           Amortization of officer stock compensation                                  -       490,000
                           Allowance for impairment of related party note                          641,000      38,000
                           Changes in operating assets and liabilities-
                                    Accounts receivable                                         (2,361,000)   (620,000)
                                    Note and installment receivables                               190,000     282,000
                                    Prepaid and refundable income taxes                          2,286,000     721,000
                                    Inventories, prepaid expenses and other current assets         171,000      57,000
                                    Other assets                                                  (666,000)   (251,000)
                                    Accounts payable                                                66,000    (132,000)
                                    Accrued payroll & benefits                                     170,000    (208,000)
                                    Accrued expenses for use of trade name                        (213,000)     88,000
                                    Other accrued expenses                                         667,000     299,000
                                    Accrued restructuring                                         (649,000) (1,386,000)
                                    Deferred income                                                (42,000)   (408,000)
                                    Customer deposits and other current liabilities                (24,000)    215,000
                                                                                                ----------  ----------
                                             Net cash flows from operating activities:          (2,110,000) (2,146,000)
                                                                                                ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in software technology                                                          (101,000)   (125,000)
         Purchase of property and equipment                                                       (408,000)   (314,000)
         Proceeds from sale of equipment                                                            27,000     293,000
                                                                                                 ----------  ----------
                                             Net cash flows from investing activities             (482,000)   (146,000)
                                                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:


         Principal payment on capital lease obligation                                             (99,000)    (14,000)
         Loans to officers                                                                             -       (338,000)
         Cost of listing additional shares                                                             -       (17,000)
         Issuance of preferred stock net of issuance costs                                       3,965,000   5,870,000
                                                                                                ----------  ----------
                                             Net cash flows from financing activities            3,866,000   5,501,000
                                                                                                ----------  ----------

NET CHANGE IN CASH AND EQUIVALENTS                                                               1,274,000   3,209,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                        6,546,000   4,121,000

                                                                                                ----------  ----------
CASH AND EQUIVALENTS, END OF PERIOD                                                            $ 7,820,000 $ 7,330,000
                                                                                                ==========  ==========

See accompanying notes to consolidated financial statements.

                        US SERVIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                               (concluded)

                                                                                                     NINE MONTHS ENDED
                                                                                                        DECEMBER 31,
                                                                                                     1996       1995


SUPPLEMENTAL INFORMATION:
         Interest paid                                                                         $    38,000 $     3,000
                                                                                                ==========  ==========
         Income taxes paid (refunded)                                                           (2,382,000) (1,949,000)
                                                                                                ==========  ==========
         Deferred gain on sale-leaseback                                                             -          41,000
                                                                                                ==========  ==========
         Value assigned to goodwill relating to shares of common
                  stock issued for prior year business acquisition                                   -         200,000
                                                                                                ==========  ==========
         Transferred from deferred income taxes to prepaid and
                  refundable income taxes                                                           62,000     750,000
                                                                                                ==========  ==========
         Gross proceeds from issue of convertible preferred stock                                4,000,000   6,000,000
                                                                                                ==========  ==========
         Capitalized issue costs for convertible preferred stock                                    35,000     130,000
                                                                                                ==========  ==========
         Acretion equal to accrued dividends on convertible preferred
                  stock                                                                            383,000     107,000
                                                                                                ==========  ==========
See accompanying notes to consolidated financial statements.


                         US SERVIS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 1996
                                    (UNAUDITED)



Note A - Basis of Presentation:

The consolidated financial statements include all the accounts of US SERVIS, Inc. (f/k/a MICRO Healthsystems, Inc.) and its wholly-owned subsidiaries
 (collectively, the "Company"). All significant intercompany transactions have been eliminated.

Note B - Nature of Business:

The Company provides outsourcing services to physician delivery systems, hospital business offices and managed care organizations. As part of its outsourcing services, the Company has traditionally been an outsourcer of the billing and accounts receivable management and related information systems departments and performed related personnel management and systems integration services for its customers. The Company is currently strengthening these areas and expanding its services and information systems to include: financial and administrative management, systems support and management and consulting services in areas that directly complement its business management services offerings, such as at risk contracting and contract management, revenue enhancement and re-engineering of the billing and accounts receivable management activities. The Company, through strategic alliances, has expanded its information systems offerings to include managed care and electronic medical records systems. The Company has also historically been a provider of clinical information systems products and services for hospital inpatient departments. The Company is phasing out of these activities. (See Note C below)

Note C - Restructuring Charges:

During fiscal 1995, the Company implemented a significant restructuring of its business operations in an effort to: refocus and redirect resources away from inpatient clinical information systems and towards contract management, physician practice management, ambulatory care and software integration business services; consolidate operations; negotiate a termination of the employment agreement of the former chairman; downsize, and sell underperforming assets. These actions resulted in a fiscal 1995 $6.8 million, pre-tax, restructuring charge.

The restructuring program was substantially completed during fiscal 1996, although the payment of certain items principally, termination costs related to the former chairman and selected severance costs, will continue for several years.

Note D - Net Loss Per Common Share:

The computation of fully diluted net loss per share was antidilutive in each of the applicable periods presented; therefore, no separate calculation of fully diluted loss per share is reported. Net loss per common share includes an adjustment for the amount equal to accrued dividends on the Company's preferred stock, in the amount of $383,000 or $.06 per share for the nine months ended
December 31, 1996 and $107,000 or $.02 per share for the nine months ended December 31, 1995.


Note E - Convertible Preferred Stock:

On September 30, 1996, in consideration for the receipt of $4,000,000, the Company issued, through a private placement, 1,000,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Shares"). Dividends on the Series B Shares accrue at a rate equal to 8% per annum, compounded quarterly. If not earlier paid, preferred dividends are payable on i) redemption, ii) conversion, or iii) dissolution of the Company. After December 31, 1997, the Series B Shares are convertible at the option of the holders into an equal number of common shares and under certain circumstances the Company may require conversion. In the event of the Company's liquidation, the holders of the Series B Shares are entitled to $4.00 per share plus all accumulated and unpaid dividends. Details of this transaction are reflected in the Company's Form 8-K, dated September 30, 1996.

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


Note F - Additional Items:

1. In November of 1996, the Company and its largest customer, New York Health and Hospitals Corporation ("MetroPlus") resolved certain issues that had arisen between the Company and MetroPlus in connection with services provided by the Company. As part of the resolution of these issues, MetroPlus rescinded a purported July 17, 1996 notice of default to the Company. Prior reserves incorporated by the Company in reported MetroPlus revenues were adequate and therefore the resolution had no material impact on the Company's third quarter financial statements, or on any previously reported financial statements.

      On January 21, 1997, the Company announced a contract to provide outsourcing services and information systems to University Physician Associates (UPA), the medical practice plan for the University of Medicine and Dentistry of New Jersey (UMDNJ). Under the terms of this contract, US Servis will assume management and operational responsibility for activities associated with billing, receivables management, patient services and information systems. The Company will not realize material financial benefits from this contract until full implementation of systems and services is completed. Full implementation is expected to take eight to twelve (8-12) months. The Company anticipates that total revenues under the contract will exceed $25,000,000 over its initial five (5) year term.

      The contract also provides for a strategic alliance to be formed between UPA and US Servis. Certain of the Company's products and services will be marketed through the strategic alliance to community based physicians located in northern New Jersey. UPA and UMDNJ will market these services as part of their on-going efforts to expand their physician delivery system.

2. On January 30, 1997, US Servis, Inc. and IDX Systems Corporation announced the formation of a strategic alliance to provide a comprehensive solution - including information systems and outsourcing - for the business offices of hospitals and physician groups. Under the terms of the agreement, IDX will market US Servis' outsourcing services to existing and prospective customers. The alliance combines IDX's software, professional services, implementation, and support services with US Servis' outsourcing for billing, accounts receivable, and financial management.
                                    9

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                                GENERAL

For the nine months ended December 31, 1996 (first nine months of fiscal 1997) the Company reported higher revenues primarily as a result of sales booked in fiscal 1996. Revenues totaled approximately $15.6 million, an increase of $3.4 million or 27.8% over the same period last year. Excluding the $589,000 restructuring gain recorded last year and $603,000 of incremental expense related to the loan impairment charge, the Company's expenses for the nine months ended December 31, 1996 increased $1,829,000 over the same period last year. The Company's pre-tax loss declined $365,000 or 10.9%. The Company's net loss (after taxes) increased by $863,000, from $2,250,000 to $3,113,000 due to the availability and use of carry forward tax benefits during fiscal 1996.

The Company's fiscal 1997 nine month net loss per share was $0.56 compared to $0.38 reported for the same period last year. The table below presents the net loss per share by component.

                                                                           Nine months Ended December 31,


                                                                          1996                            1995


               Pre-Tax Operating Loss per Share                           $.50                            $.55

               Allowance for the Preferred
                            Stock Dividends                                .06                             .02


               Tax Benefit                                                -                               (.19)

                                                                         -----                           -----
               Net Loss per Share                                         $.56                            $.38
                                                                         =====                           =====

                            LIQUIDITY AND CAPITAL RESOURCES

                                                                            December 31, 1996                 March 31, 1996


               Total Current Assets                                            $13,502,000                      $12,586,000

               Total Current Liabilities                                         4,893,000                        4,262,000
                                                                               -----------                       ----------
               Working Capital                                                  $8,609,000                       $8,324,000
                                                                               -----------                       ----------
               Working Capital Ratio to 1                                           2.8                              3.0


During the nine months ended December 31, 1996, Working Capital increased $285,000 from $8,324,000 to $8,609,000. The increase was the result of the issuance of $4,000,000 of the Series B Shares that was substantially offset by continued operating losses. Cash and equivalents increased $1,274,000, primarily due to the issuance of $4,000,000 of the Series B Shares, the receipt of $2,382,000 in tax refunds and an increase in current liabilities of $631,000, partially offset by the net loss, a $2,289,000 increase in accounts receivable and a $650,000 security deposit associated with new office space The increase in accounts receivable includes an increase in amounts due from hospital clients of approximately $2,000,000 and approximately $200,000 from physicians. The increase in amounts due from hospital clients includes approximately $500,000 relating to new business and $300,000 relating to disputed charges due from a former client. The remainder relates to seasonal increases in the payment cycles of the Company's hospital clients.

The Company expects that its cash position will decrease throughout the remainder of fiscal 1997 as a result of operating losses but anticipates that available cash and cash flow from operations will be sufficient to meet the Company's operating and capital requirements through the end of the current fiscal year and the fiscal year ending March 31, 1998.

                        RESULTS OF OPERATIONS

                              REVENUES

                                                                    Nine months Ended December 31,


                                                                            1996                                     1995


Service fees                                                           $15,062,000                              $11,297,000


Sales of equipment                                                         133,000                                  228,000


Software license fees                                                      138,000                                  509,000


Interest and other                                                         236,000                                  149,000
                                                                      ------------                              -----------
                                                                       $15,569,000                              $12,183,000
                                                                      ============                              ===========

For the nine months ended December 31, 1996, the Company's revenues increased $3,386,000 or 27.8% when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $3,765,000 and interest and other items of $87,000. These increases were partially offset by decreases in sales of equipment of $95,000 and software license fees of $371,000.

Service fee increases occurred in physician services ($971,000), third party administrative ("TPA") services ($2,974,000) and hospital business management services ($251,000). These increases were partially offset by a $165,000 decrease in revenues from clinical services and a $292,000 decrease in revenues from other hospital services, including remote computing and maintenance of turnkey products.

                                                                   Three Months Ended December 31,


                                                                           1996                                     1995


Service fees                                                            $5,565,000                               $3,858,000


Sales of equipment                                                          23,000                                   52,000


Software license fees                                                       43,000                                  265,000


Interest and other                                                          91,000                                   92,000
                                                                        ----------                               ----------
                                                                        $5,722,000                               $4,267,000
                                                                        ==========                               ==========

For the three months ended December 31, 1996, the Company's revenues increased $1,455,000 or 34.1% when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $1,707,000 offset by decreases in sales of equipment of $29,000, software license fees of $222,000, and interest and other items of $1,000.

Service fee increases occurred in physician services ($453,000), third party administrative ("TPA") services ($1,066,000), and hospital business management services ($298,000). These increases were partially offset by an $89,000 decrease in revenues from clinical services and a $21,000 decrease in revenues from other hospital services, including remote computing and maintenance of turnkey products.

                                                     EXPENSES

                                                                         Nine months Ended December 31,


                                                                            1996                                 1995

Cost of services                                                          $11.037,000                         $8,308,000


Cost of equipment sales                                                        62,000                            133,000

Research and development                                                    1,442,000                          1,919,000


Selling, general and administrative                                         5,415,000                          5,800,000


Interest expense                                                               85,000                             52,000
                                                                           ----------                         ----------
      Subtotal                                                             18,041,000                         16,212,000

Restructuring charges (gains)                                                       -                           (589,000)

Loan impairment charge                                                        641,000                             38,000

                                                                          -----------                        -----------
                                                                          $18,682,000                        $15,661,000
                                                                          ===========                        ===========

Excluding the $589,000 restructuring gain recorded last year, and expenses related to the loan impairment charge, expenses for the nine months ended December 31, 1996, increased $1,829,000 when compared to the same period in the prior fiscal year. Contributing to this increase were increases in the cost of services of $2,729,000 and interest expense of $33,000. These increases were partially offset by decreases in research and development expenses of $477,000, cost of equipment sales of $71,000 and selling, general and administrative expenses of $385,000.

Substantially all of the increase in cost of services related to expenses associated with new clients for TPA and physician services. The reduction in research and development expenses resulted primarily from the Company's decision to de-emphasize its clinical information systems and other turnkey products. The decrease in selling, general and administrative expenses resulted from the inclusion of amortization of the CEO's signing bonus of $490,000 in the first nine months of last year and lower provision for allowance for doubtful accounts of $373,000 as compared to last year, partially offset by an increase in incentive compensation of $240,000, an increase in administrative expenses related to physician services of $150,000 and an increase in sales expense of $72,000.

On December 31, 1996, the Company incurred a charge against income in the amount of $641,000, such being the amount by which the value of the 252,557 shares of the Company's common stock held as security for a loan made in connection with an acquisition in 1991 was less than the outstanding principal balance on such loan. This charge was based on the closing price of the Company's common stock on December 31, 1996, which was $2.31 per share. If and to the extent that the closing stock pricing at the end of any subsequent quarter is greater than $2.31, there will be a reversal of this charge.

                                                                         Three Months Ended December 31,


                                                                              1996                                 1995

Cost of services                                                           $3,955,000                           $2,999,000

Cost of equipment sales                                                         6,000                               85,000

Research and development                                                      481,000                              613,000

Selling, general and administrative                                         1,907,000                            1,740,000

Interest expense                                                               24,000                               16,000
                                                                           ----------                           ----------
     Subtotal                                                               6,373,000                            5,453,000

Loan impairment charge                                                        641,000                              (81,000)

                                                                           ----------                           ----------
                                                                           $7,014,000                           $5,372,000
                                                                           ==========                           ==========

Excluding the $641,000 loan impairment charge for this year, as described above, and the $81,000 of related income recorded last year, expenses for the three months ended December 31, 1996 increased $920,000, when compared to the same period in the prior fiscal year. Contributing to this increase were increases in the cost of services of $956,000, selling, general and administrative expenses of $167,000, and interest expense of $8,000, partially offset by decreases in cost of equipment sales of $79,000 and research and development expenses of $132,000.

Substantially all of the increase in cost of services related to expenses associated with new clients for TPA and physician services. The increase in selling, general and administrative expenses resulted from increases in incentive based compensation ($86,000), recruiting costs ($72,000), legal and consulting fees ($50,000), and various other items, partially offset by the inclusion of amortization of the CEO's signing bonus of $163,000 in the third quarter of last year. The reduction in research and development expenses result primarily from the Company's decision to de-emphasize its clinical information systems and other turnkey products.


                                NET LOSS


For the nine months ended December 31, 1996, the Company reported a net loss of $3,113,000 or $0.56 per common share, compared to a net loss of $2,250,000 or $0.38 per common share during the same period last year. The per share loss for the nine months ended December 31, 1996 included an additional $.09 per share related to loan impairment charges and an additional $.04 related to preferred stock dividends and did not include a restructuring gain of $.09 per share or a tax benefit of $.19 per share which were recorded in the first nine months of fiscal 1996. Although the Company has not recorded a tax benefit associated with losses incurred during the current fiscal year, these losses will be available to offset future income in subsequent years.

For the three months ended December 31, 1996, the Company reported a net loss of $1,292,000 or $0.23 per common share, compared to a net loss of $724,000 or $0.13 per common share during the same period last year. The per share loss for the quarter ended December 31, 1996 included an additional $0.10 related to loan impairment charges and did not include a tax benefit of $.06 per share which was recorded in the same quarter of last year.

                         PART II --OTHER INFORMATION


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

                  (b) Reports on Form 8-K; No report on Form 8-K was filed during the quarter ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    US SERVIS, INC.
                                                    (Registrant)



Date:        February 12, 1997                      By: Graham O. King
                                                      (L.S.)
                                                    Graham O. King
                                                    Chairman of the Board and
                                                    Chief Executive Officer


Date:        February 12, 1997                      By: Michael B. Loscalzo
                                                       (L.S.)
                                                    Michael B. Loscalzo
                                                    Principal Accounting Officer
                                                    and Chief Financial Officer

                                 EXHIBITS INDEX
     Exhibit No.                                        Description                                                        Page
        3(1)        By-Laws. (I)                                                                                             *
        3(2)        Amended and Restated Certificate of Incorporation of the Registrant. (XVII)                              *
        3(3)        Certificate of Designation Relating to the Series A Convertible Preferred Stock of the Registrant.
                    (XVII)                                                                                                   *
        3(4)        Certificate of Designation Relating to the Series B Convertible Preferred Stock With a Par Value of
                    $.01 Per Share of US Servis, Inc. (XIX)                                                                  *
        3(5)        Amendment to Certificate of Designation Relating to the Series A Convertible Preferred Stock With a
                    Par Value of $.01 Per Share of US Servis, Inc. (XIX)                                                     *
        4(1)        Form of warrant to purchase in the aggregate up to 390,000 shares of the Registrant's Common Stock at an exercise price of $0.10 per share, such warrants issued October 12, 1995. (XV)
                                                                                                                             *
        4(2)        Form of warrant to purchase in the aggregate up to 198,000 shares of the Registrant's Common Stock at an exercise price of $3.50 per share, such warrants issued October 12, 1995. (XV)
                                                                                                                             *
        10(1)       Lease date March 31, 1986, between Skyline Associates, Inc. And Digital Equipment Corporation
                    relating to the premises located at 414 Eagle Rock Avenue, West Orange, New Jersey. (I)
                                                                                                                             *
        10(2)       1986 Stock Option Agreement. (I)                                                                         *
        10(3)       Service Agreement between the Registrant and Digital Equipment Corporation. (I)                          *
        10(4)       Non-qualified Stock Option Agreement between the Registrant and S.M. Caravetta, dated February 10,
                    1990 and expiring February, 1995. (III)                                                                  *
        10(5)       License Agreement between the Registrant and North County Computer Services, Inc. (III)                  *
        10(6)       Distribution/Sales Representation Agreement by and between Baxter Healthcare Corporation and
                    MedTake Corp., dated as of October 1, 1990. (IV)                                                         *
        10(7)       Letter Agreement by and among MedTake Corp., the Registrant, Salvatore M. Caravetta and Baxter
                    Healthcare Corporation,  dated as of October 1, 1990. (IV) *
        10(8)       Guaranty  of  the  Registrant  in  favor  of  Baxter   Healthcare
                    Corporation, dated as of October 1, 1990.
                    (IV)                                                                                                     *
        10(9)       Complimentary Marketing Agreement between International Business Machines Corporation and the
                    Registrant. (V)                                                                                          *
       10(10)       Service Agreements between Digital Equipment Corporation and the Registrant. (V)                         *
       10(11)       Asset Purchase Agreement and Plan of Reorganization by and among Administrative Information Systems
                    Corporation, the Registrant and Receivables Management Corp., dated as of June 14, 1991. (VI)
                                                                                                                             *
       10(12)       Registration Rights Agreement by and between the Registrant and Administrative Information Systems,
                    Inc. (Misnamed in said document as "Administrative Information Services Corporation"), dated June
                    14, 1991. (VI)                                                                                           *
       10(13)       Employment Agreement among Receivables Management Corp. (Renamed AISCorp.), the Registrant and
                    Stephen G. Sullivan, dated as of June 14, 1991. (VI)                                                     *
       10(14)       Option Registration Rights Agreement by and Between the Registrant and Stephen G. Sullivan, dated
                    June 14, 1991. (IV)                                                                                      *
       10(15)       Employment Contract between the Registrant and S.M. Caravetta. (VII)                                     *
       10(16)       Employment Contract between the Registrant and James A. Pesce. (VII)                                     *
       10(17)       Agreement and Plan of Merger with Exhibits by and among the Registrant, Vanco Business Management,
                    Inc. and David K. Vanco, dated as of December 31, 1992. (VIII)                                           *
       10(18)       Employment Agreement, dated as of January 1, 1993, between Management-Data Service, Inc., the
                    Registrant and David K. Vanco. (VIII)                                                                    *
       10(19)       Registration Rights Agreement between David K. Vanco and the Registrant, dated as of December 31,
                    1992. (VIII)                                                                                             *
       10(20)       Guaranty dated March 5, 1993, given by the Registrant to Harris Bank Roselle relating to loans to
                    David K. Vanco. (VIII)                                                                                   *
       10(21)       Letter agreement between David K. Vanco and the Registrant, dated March 5, 1993, relating to the
                    guaranty of notes, from David K. Vanco to Harris Bank Roselle. (VIII)                                    *
       10(22)       Agreement of Merger with ACT/PC, dated September 15, 1993, amended November 12, 1993. (X)
                                                                                                                             *
       10(23)       Term Loan Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and Registrant. (X)
                                                                                                                             *
       10(24)       Guarantee Modification Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and
                    the Registrant. (X)                                                                                      *
       10(25)       Escrow Agreement, dated as of December 13, 1993, between Stephen G. Sullivan, Registrant and Crummy
                    Del Deo Dolan Griffinger & Vecchione. (X)                                                                *
       10(26)       Termination Agreement relating to the Baxter Distribution/Sales Representation Agreement, dated
                    December 17, 1993. (X)                                                                                   *
       10(27)       Amendment to Agreement and Plan of Merger between the Registrant and Management-Data Services,
                    Inc., dated April 8, 1994. (XI)                                                                          *
       10(28)       Amendment to Employment Agreement between David K. Vanco and the Registrant, dated April 8, 1994.
                    (XI)                                                                                                     *
       10(29)       Employment Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)
                                                                                                                             *
       10(30)       Option Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)
                                                                                                                             *
       10(31)       Registration Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King.
                    (XII)                                                                                                    *
       10(32)       Stockholder Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King.
                    (XII)                                                                                                    *
       10(33)       S.M. Caravetta Termination Agreement between S.M. Caravetta and the Registrant, dated as of October
                    12, 1994, as amended. (XII)                                                                              *
       10(34)       Letter of Intent, dated June 26, 1995, between the Registrant and Frontenac VI Limited Partnership.
                    (XIV)                                                                                                    *
       10(35)       Registrant's Amended 1993 Stock Option Plan. (XIV)                                                       *
       10(36)       Registrant's Amended 1994 Stock Option Plan for Non-Employee Directors. (XIV)                            *
       10(37)       Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated July 18, 1995, by and among the Registrant, a trust established for the benefit of descendants of Robert E. King,
                    Frontenac VI Limited Partnership and Morgan Holland Fund II, L.P. (XV)                                   *
       10(38)       Promissory Note of Graham O. King, dated June 14, 1995, payable to the Company. (XVI)                    *
       10(39)       First and Second Amendments to Series A Convertible Preferred Stock and Warrant Purchase Agreements
                    dated July 31, 1995 and October 10, 1995, respectively. (XVII)                                           *
       10(40)       Registration Agreement, dated October 12, 1995, by and among the Registrant, a trust established for the benefit of the descendants of Robert E. King, Frontenac VI Limited Partnership and Morgan
                    Holland Fund II, L.P. (XV)                                                                               *
       10(41)       Agreement for Administrative Services, dated December 21, 1995, between New York Health and
                    Hospitals Corporation and the Registrant. (XVIII)                                                        *
       10(42)       Series B Convertible Preferred Stock Purchase Agreement among US Servis, Inc., and the Purchasers
                    named on Schedule 1 thereto, dated as of September 30, 1996. (XIX)                                       *
       10(43)       First Amendment to Registration Rights Agreement among US Servis, Inc. and the Purchasers signatory
                    thereto, dated September 30, 1996. (XIX)                                                                 *

       10(44)       Agreement for Services, dated December 31, 1996, between University Physician Associates and the
                    Registrant.                                                                                               1


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


                                  18