Form 10-Q/A
period 1996-12-31
US SERVIS INC
filed 1997-06-17
CIK 795965

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

                      Amendment No. 1 to Quarterly Report

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996 OR

[   ]    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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

              414  Eagle  Rock  Avenue,   West  Orange,   NJ  07052
          (Registrant's former name, former address and former fiscal year, if changed since last report)

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

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes                        No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

At February 11, 1997, the registrant had outstanding 6,292,137 outstanding shares of Common Stock, $0.01 par value.

                         PART II - OTHER INFORMATION


Item 6   -        Exhibits and Reports on Form 8-K

                  (a) Exhibits: the exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows.

                  (b) Reports on Form 8-K; No report no Form 8-K was filed during the quarter ended December 31, 1996.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                US SERVIS, INC.


Dated:  June ___, 1997                      By:/s/ Graham O. King
                                               ------------------
                                                Graham O. King,
                                            Chief Executive Officer

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