Form 10-K
period 1997-03-31
US SERVIS INC
filed 1997-06-26
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 of 15(d) of the
                         Securities Exchange Act of 1934

                    For the Fiscal year ended March 31, 1997
                        Commission File Number 0-15352NY

                                 US SERVIS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     22-2467332
(State or other jurisdiction                   (I.R.S. Employer Identification
      of incorporation)                                     Number)

220 Davidson Avenue, Somerset, New Jersey            08873
(Address of principal executive offices)          (Zip Code)

                           (732) 764-9898
         (Registrant's telephone number, including area code)

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

At June 20, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $8 million.

At June 20, 1997, the registrant had 6,351,000 outstanding shares of Common Stock, par value $0.01 per share, 1,500,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, and 1,000,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share.

                      Documents Incorporated by Reference:

Specified portions of the US Servis, Inc. proxy statement to be distributed in connection with the registrant's 1997 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

                                             TABLE OF CONTENTS

ITEM 1:      BUSINESS..............................................................................................  1
             Company Overview......................................................................................  1
                Company Mission and Company Goal...................................................................  1
                Recent Developments................................................................................. 1
             Industry Overview.....................................................................................  3
                Physician Practice Management Services...............................................................4
                Hospital Billing and Accounts Receivable Management Services.......................................  4
             Regulation..............................................................................................5
             Governmental Constraints and Healthcare Reform..........................................................6
             Company's Principal Markets............................................................................ 6
             Company's Principal Products ...........................................................................7
             Company's Relationship with Clients.....................................................................9
             Information Systems..................................................................................  10
             Fiscal 1997 Financial Information....................................................................  11
             Company's Business Strategy........................................................................... 12
             Competition........................................................................................... 13
             Operations and Employees.............................................................................. 14
             Board of  Directors................................................................................... 15
             Executive Officers of the Company..................................................................... 16

ITEM 2:      PROPERTIES............................................................................................ 19

ITEM 3:      LEGAL PROCEEDINGS..................................................................................... 19

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................... 21

ITEM 5:      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS............................. 21

ITEM 6:      SELECTED FINANCIAL DATA............................................................................... 22

ITEM 7:      MANAGEMENT'S DISCUSSION OF FINANCIAL RESULTS.......................................................... 24
             General............................................................................................... 24
             Liquidity and Capital Resources....................................................................... 24
             Results of Operations................................................................................. 25
             1997 Compared to 1996................................................................................. 26
             1995 Compared to 1994................................................................................. 26

ITEM 8:      FINANCIAL STATEMENTS AND SCHEDULES.................................................................... 27

ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................. 27

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................... 27

ITEM 11:     EXECUTIVE COMPENSATION................................................................................ 28

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................ 28

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................ 28

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................... 28



ITEM 1:  BUSINESS

COMPANY OVERVIEW US Servis, Inc., together with its subsidiaries("US Servis" or the "Company"), is a management services company that provides outsourced billing, accounts receivable and other business and information management services to physicians and physician networks, hospital business offices, and ambulatory care centers. The Company's primary market is Integrated Delivery Systems ("IDS"). As providers (physicians and hospitals) consolidate into IDSs, encounter more competition and higher managed care penetration and experience increased pressure to provide more services with fewer resources, the Company's management believes that the managers of these systems will have sound business reasons to outsource some or all of their business management activities and contract with a management services company such as US Servis.

COMPANY MISSION The Company's mission is to provide superior, cost-effective business and information management services that support its customers' efforts to improve their strategic position and financial performance and relieve them of administrative burdens so they can focus on network development and the efficient delivery of healthcare services.

COMPANY GOAL The Company's primary goal is to develop a leadership position in the healthcare business management services industry. Management believes this goal will be achieved through internal growth aided by strategic alliances with companies and organizations that have leadership positions in the healthcare services and information systems market. The achievement of these goals will allow the Company to develop a network of regional service centers capable of providing high quality, cost effective accounts receivable and other business and information management services to the Company's clients. The Company's development of its service center in central New Jersey to support several hospital business offices and a new, major northern New Jersey physician faculty practice plan and its service center in Denver, Colorado, where the Company was awarded a contract to manage a major IDS's physician network, are examples of the Company's success in establishing regional service centers to provide accounts receivable and other business management services to physicians, physician organizations, and hospitals associated with Integrated Delivery Systems.

RECENT DEVELOPMENTS   Key events during Fiscal 1997 include:

         (a) SALES AND MARKETING PROGRESS DURING FISCAL 1997, the Company was successful in obtaining business management services contracts that, when fully implemented, will provide approximately $6.5 million of incremental annual revenues. These contracts include: (1) an agreement with University Physician Associates, the Faculty Practice Plan associated with the University of Medicine and Dentistry of New Jersey to develop and manage a central business office;
                  (2) an agreement with the Hospital for Special Surgery in New York City to extend the term of the existing hospital outpatient business management services agreement and provide outsourced inpatient billing and accounts receivable management services; and (3) agreements to provide business management services to the Medical Services Organizations ("MSO") associated with the

                  Columbia HealthOne System in Denver, Colorado and the North General Hospital System in New York City. The Company also renewed for two years its agreement to provide business management services to Mount Sinai Medical Group in Elmhurst, New York and its agreement to provide remote computing services to Beth Israel Medical Center in New York, New York. Contract terminations in Fiscal 1997 will reduce annual revenues, on a going forward basis, by approximately $1.1 million.


         (b)      INSTALLATION   AND   CLIENT  RELATIONSHIP   DIFFICULTIES   AT
                  METROPLUS, THE COMPANY'S LARGEST CLIENT During Fiscal 1997, the Company experienced material difficulties at its largest client, MetroPlus. MetroPlus, a public health HMO serving the New York City Medicaid population is the Company's only HMO client. During Fiscal 1997, MetroPlus accounted for 21.2%, ($4.7 million) of the Company's revenues. (See Item 3: Legal Proceedings for a more complete discussion of the existing dispute and litigation between the Company and MetroPlus).

         (c) THE CREATION OF A STRATEGIC ALLIANCE WITH IDX SYSTEMS CORPORATION. IDX Systems Corporation ("IDX") is a leading provider of healthcare information systems to medical group practices, physician delivery systems and faculty practice plans. IDX software products are installed in more than 1000 client sites nationwide. Under the terms of a strategic alliance agreement executed in December 1996, the Company and IDX will provide the physician market with a "total solution" consisting of IDX providing state-of-the-art information systems, and US Servis providing business office outsourcing servicing and appropriate consulting, implementation and support services. The two firms will work together to identify and promote their combined
                  "total solution" to prospective clients as well as current IDX and US Servis customers. The alliance includes provisions under which the two firms agree that each will be the preferred provider of their respective products and services to current and prospective customers.
                  Management believes that the IDX strategic alliance will enhance the Company's product offerings and provide the Company with the opportunity to become involved in new sales opportunities that may not have been otherwise possible.

         (d) RESTRUCTURING OF THE COMPANY'S SALES AND MARKETING ORGANIZATION The creation of the IDX strategic alliance together with the difficulties at MetroPlus have resulted in management's re-evaluation and subsequent restructuring of the Company's sales and marketing organization.
                  This restructuring included a consolidation and reduction of the field sales organization to focus resources on opportunities created as a result of the IDX strategic
                  alliance,  a de-emphasis  of  sales  and  marketing   efforts
                  directed  toward  managed  care   organizations
                  (including HMOs), and a de-emphasis of the Company's sales and marketing efforts in the hospital based physician market where the Company's management concluded that the sales and marketing model did not provide an adequate economic return.

         (e) COMPLETION OF A SECOND ROUND OF PRIVATE EQUITY CAPITAL FINANCING In October 1996, the Company closed a $4.0 million, Series B Convertible Preferred Stock, private equity financing. Frontenac VI Limited Partnership, a Chicago, Illinois based venture capital firm, served as the lead investor. Frontenac VI also served as the lead investor for the Company's 1995 Series A Convertible Preferred Stock offering. The Series B Convertible Preferred Stock financing provided the Company with cash to fund growth and ongoing operations.

         (f) IMPLEMENTATION OF A CHANGE IN THE COMPANY'S METHOD FOR REPORTING REVENUE ON ITS FINANCIAL STATEMENTS In June 1997, the Company requested from the Securities and Exchange Commission (the "SEC") permission to include work in process as revenue on its financial statements. The
                  SEC, upon review, concluded that such recognition was appropriate. The Company believes this change will allow it to more accurately match revenue and expense and bring the Company's revenue recognition reporting policies in line with those of most other publicly traded providers of healthcare business management services. This change in revenue recognition, which is retroactively applied in the Fiscal 1996 and 1995 financial statements included in this report, does not have a material effect on the income statements for Fiscal 1996 and 1995. It does, however, result in a material increase ($794,000) in the stated net worth of the Company.

INDUSTRY OVERVIEW The United States Healthcare Financing Administration("HCFA") estimated healthcare expenditures in the United States for 1994 at $1 trillion, representing more than 16% of the Gross National Product ("GNP"), an increase from $666 billion, or 12% of GNP, in 1990. In 1994, expenditures for hospital services totaled $400 billion and expenditures for physician services were $195 billion. In response to the pressure being placed on physicians and hospitals to improve access and stabilize costs, providers have moved more and more of the focus of healthcare out of the institutional, inpatient setting into less costly alternative sites that include physicians' offices, ambulatory/outpatient centers and alternative care sites. Based on information released by HCFA, between 1981 and 1991, the number of hospital admissions declined by 15% while the number of hospital outpatient visits increased from 92 million to 360 million. During the same period, the percentage of the national healthcare dollars spent on physician and professional services increased by 18%.

These trends, together with increased penetration of managed care organizations and other pre-paid health plans, have made it increasingly difficult for physicians, hospitals, hospital outpatient departments and free standing ambulatory care centers to manage their billing and accounts receivable collection activities.

Healthcare providers receive payment for medical services from the patients they serve and a variety of third party payors, including employers, private insurance companies, the Medicare program and state Medicaid programs.

Healthcare providers are under increasing pressure to accept the assignment of insurance benefits from their patients and assume the primary responsibility for obtaining payment from third party payors. The task of collecting these third party payments is frequently made more difficult by the need to submit payor specific claims forms, secure pre-approval from the payor before care is provided and reconcile payments to amounts negotiated in provider agreements and submitted claims.

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

PHYSICIAN BUSINESS MANAGEMENT SERVICES The market for business and practice management services to hospital based physicians and certain sub-specialists is well established. These physicians have historically been willing to utilize the services of outside contractors to manage their billing and accounts receivable management activities and in many cases all of the non-clinical, administrative activities of their practices. Based on American Medical Association data, management estimates that there are currently approximately 350,000 hospital based physicians and specialists practicing in the United States.

Due to the size and financial characteristics of their practices, primary care physicians (i.e., family practitioners, general internists, pediatricians and obstetrician/gynecologists) have historically not been significant users of contract business management services. Management believes, however, that as primary care physicians aggregate into larger practice groups and more administrative responsibilities are placed on them by managed care companies, they will increasingly utilize practice management, billing and accounts receivable management services to optimize their revenues and minimize the non-clinical costs characteristics of their practices. Based on American Medical Association data, management estimates that there are currently approximately 250,000 primary care physicians practicing in the United States.

According to HCFA, in 1993 physicians generated revenues of $195 billion and spent 8% of revenues, or $15.6 billion, on non-clinical administrative activities. Estimates provided by industry analysts indicate that the 50 largest physician practice management companies accounted for less than 10% of the total amount spent on non-clinical administrative activities.

HOSPITAL BILLING AND ACCOUNTS RECEIVABLE MANAGEMENT SERVICES Hospitals and free standing ambulatory care centers have historically relied upon their own personnel and in-house or turnkey software systems to manage their billing and account receivable activities. Because the healthcare industry has had a historical focus on inpatient care, the policies, procedures and information systems developed to support patient registration, scheduling, billing and accounts receivable management activities have historically been designed to meet the needs of inpatient billing and accounts receivable management. As hospitals experience increased levels of managed care penetration and as the volume of outpatient activity increases (in the outpatient setting the number of transactions is relatively high and the dollar volume per transaction is relatively low), hospitals and free standing ambulatory care centers have found it increasingly difficult to manage their workloads and efficiently covert their accounts receivables to cash. Management believes that the trend towards more outpatient activity and the lack of state-of-the art information systems to meet the needs of the outpatient market, particularly with regard to multiple visit patients, presents the Company with a unique opportunity to build on its base of expertise and increase the number of clients served. Management further believes that the business of providing billing and accounts receivable management services to hospital business offices and free standing ambulatory care centers is relatively new, and that the demand for such services will increase and that the Company's core competencies will provide opportunities to expand its contract management activities.

Outsourcing of hospital billing and accounts receivable activities is typically provided to hospitals with more than 6,000 annual inpatient discharges and 50,000 annual outpatient visits. Management believes that an estimated 50% of the country's hospitals are candidates to outsource all or a portion of their business office activities to third parties which, in management's judgment, creates a $10 billion potential market.


REGULATION Billing and collection activities are governed by numerous Federal and state civil and criminal laws. In general, these laws provide for various fines, penalties, damages and assessments and sanctions for violations, including the possible exclusion from Medicare, state Medicaid and commercial payment programs.

Physicians and hospitals are permitted to assign Medicare claims to a contract business management services provider under certain limited circumstances as outlined in Medicare regulations in the Medicare Carrier's Manual. These regulations dictate that a contract business management services company that prepares and sends bills for a hospital or physician not receive and negotiate checks made payable to the provider or violate the restrictions provided with regard to the assignment of Medicare claims. Management believes that its practices do not violate the restrictions on assignment of Medicare claims. The Company bills only in the name of the medical provider (its client). Checks and payments for Medicare services are made payable to the medical provider.

A business management services provider's submission of claims for services or procedures that were not actually provided may lead to civil monetary penalties, criminal fines, imprisonment and/or exclusion from certain state and Federally funded programs. The Federal False Claims Act allows a private person to bring suit alleging false Medicare and/or Medicaid claims and to participate in as much as 30% of the amounts paid to the government in damages and civil penalties. Such acts increase the likelihood that providers of medical services and providers of business management services, (i.e., the Company), may be subject to governmental investigations and/or false claims. Some states also have laws that provide for private persons to participate in amounts paid to state government for damages and civil penalties if the private person assisted in the identification of fraudulent billing activities. Although the Company is not aware of it being the subject of any such investigations, there can be no assurance that such investigation may not occur in the future.

GOVERNMENTAL CONSTRAINTS AND HEALTHCARE REFORM In recent years, the Federal government has placed increased scrutiny on the billing and accounts receivable collection activities of healthcare providers. Much of this scrutiny has been directed toward fraudulent billing practices.

The Health Insurance Portability and Accounting Act of 1996, Pub. L. No. 104-191, 1996 U.S.C.A.C.A.N.(110 Stat 1936) includes an expansion of certain fraud and abuse provisions such as expanding the application of Medicare and Medicaid fraud penalties and creating additional criminal offenses relating to "healthcare benefit programs" which are defined as both public and private companies.

During the 1995 and 1996 sessions of the Untied States Congress, healthcare budgeting and funding mechanisms received considerable attention. The 1995 Annual Report of the Board of Trustees of the Federal Hospital Insurance Program projected that the Medicare "trust fund" is likely to become insolvent by the year 2002 if current growth rates continue. Federal and state expenditures under the Medicaid program are also expected to increase significantly over the next seven years. Although proposals by the Clinton Administration to reduce the rate of increase in Federally sponsored healthcare insurance programs were not passed during the 1996 legislative year, the Company anticipates that certain proposals will be passed during the 1997 legislative year. The Company believes that these changes may impact the methodologies used and amounts hospitals and physicians are reimbursed for providing medical services and could provide incentives for Medicare and Medicaid beneficiaries to join health maintenance organizations and other managed care plans. The Company cannot predict the impact such legislation, if enacted, would have on its operations.

A number of states in which the Company has operations have either adopted or are considering the adoption of healthcare reform initiates to incentivize and/or require Medicaid recipients to join health maintenance organizations. Such initiatives tend to cause delays and/or reductions in the amounts hospitals and physicians are reimbursed for providing medical services. These reductions and/or delays could have an impact on the Company's revenues.

COMPANY'S PRINCIPAL MARKETS The Company's principal markets are physicians and hospitals.

Physician business management services are services that address the non-clinical, administrative aspects of a medical practice. The Company focuses on providing these services primarily to physicians affiliated with or owned by Integrated Delivery Systems. Activities under a physician business management agreement can be as comprehensive as to include the recruitment, training, supervision, and evaluation of the billing/accounts receivable staff, billing and accounts receivable management, financial management and reporting, practice development and assistance in contract negotiations with payors, and the development and implementation of management information systems. The Company provides billing, accounts receivable management, information systems, and other business management services to approximately 2500 physicians. The Company's 1997 revenues associated with these services were $7.3 million. These services are provided by Company personnel working at business service centers located in central New Jersey, suburban Chicago, Illinois and Denver, Colorado. During Fiscal 1997, the Company closed its processing center in Florida in connection with the termination of a client contract. Billing, accounts receivable management, and information systems management are core competencies of the
Company and represent the majority of the Company's physician business management revenues. The Company's physician clients cover a broad range of medical specialists and sub-specialties, including hospital based physicians (anesthesiologists, radiologists, pathologists, emergency room physicians, etc.), office based specialties (cardiologists, surgeons, etc.) and primary care physicians (general practitioners and family physicians, internists, pediatricians and obstetricians/gynecologists).

The Company's management believes physicians are becoming increasingly sensitive to the business aspects of medical practice, and are looking for managerial expertise and technology to help manage the complexities of their practices. Management believes that the Company's size, commitment to superior client service, expertise in critical areas, such as the use of management information systems, billing, accounts receivable and practice management, and its strategic alliance with IDX give the Company a competitive advantage over "in-house" alternatives, small billing and collection companies and large, highly centralized national companies that also offer these services to physicians and physician networks.

HOSPITAL   BUSINESS  OFFICE   MANAGEMENT  The  Company  also  provides  business
management and information systems to hospital business offices and free standing ambulatory care centers. These services are provided under a "contract management model." Under a this model, a provider of inpatient or outpatient healthcare services outsources all or a portion of the activities associated with its business offices to the Company. Traditionally, healthcare providers have embraced contract management for certain "hotel" services (dietary, housekeeping, maintenance) associated with their operations. More recently, hospital boards and executives have embraced the "outsourcing" of activities as diverse as information systems management (facility management), billing and accounts receivable management, clinical engineering, and certain clinical services including laboratory, radiology, physical medicine and rehabilitation. In a business or contract management engagement, the Company interfaces its or another software provider's proprietary software to the client hospital's information system, hires and manages the billing and accounts receivable management staff and directs the client hospital's cash collection activities. The Company's 1997 revenues attributed to hospital outpatient and ambulatory billing and accounts receivable management were $6.1 million.

COMPANY'S PRINCIPAL PRODUCTS US Servis' core business is the outsourcing of billing, accounts receivable and information management services to the physicians, hospitals and free standing ambulatory care centers affiliated or associated with Integrated Delivery Systems.

The Company's primary focus is the large physician networks that are aggregating around hospital sponsored Integrated Delivery Systems. In some situations, IDS sponsored MSOs serve as the aggregator. MSOs typically provide administrative services (i.e., registration, scheduling, billing, accounts receivable collections, financial management and information systems) to office based physicians located in clinics or free standing offices located throughout the IDS' service area. Occasionally, IDSs have sponsored or acquired large multi-specialty group practices. These multi-specialty group practices typically have Central Billing Offices ("CBOs") that need to be integrated into the IDS' administrative organization. Academic Medical Centers, particularly those associated with medical schools, frequently have associated or affiliated Faculty Practice Plans ("FPPs"). FPPs are essentially large multi-specialty group practices composed of members of the teaching faculty of a medical school. Integrated Delivery Systems associated with academic medical centers recognize the benefits of establishing CBOs for their Faculty Practice Plans. The creation of a FPP-CBO is frequently the first step in the creation of an integrated contracting entity that affords the FPP the opportunity to negotiate more comprehensive at-risk payment agreements with managed care organizations. The Company, through its experience and expertise and its strategic alliance with IDX, is in the business of developing and managing the CBO activities of the physician networks (i.e., MSOs, multi-specialty group practices and/or FPPs) affiliated with IDSs. During Fiscal 1997, these activities represented approximately 18% ($4.0 million) of the Company's revenues.

The creation of CBOs to service the physicians associated with an IDS and/or a multi-hospital system is a large, complex undertaking. As part of its core business, the Company provides implementation services designed to manage the development of a CBO or the integration of new acquired physician practices into an existing CBO. These services include the management and the installation of the CBO's legacy billing and accounts receivable information system, the introduction of standardized policies and procedures, the training of the staff and the conversion and/or collection of the "old accounts receivable". The Company believes that these implementation services will be an increasingly important part of its revenues.

Company management expects to receive substantial benefits from its IDX strategic relationship in the physician network market. It is the understanding of the Company management that IDX software is the software of choice for most of the country's larger physician networks and FFPs and many of these organizations may be candidates for outsourcing their billing and accounts receivable activities to the Company.

In addition to managing the central billing offices affiliated with IDSs, the Company is a provider of billing and accounts receivable management services to hospital based physicians. Hospital based physician (anesthesiologists, radiologists, pathologists, emergency room physicians) billing and accounts receivable services are provided through the Company's suburban Chicago, Illinois service center. During Fiscal 1997, billing and accounts receivable services provided to hospital based physicians represented 15.2% ($3.3 million) of the Company's revenues.

The Company also provides outsourced billing and accounts receivable management services to hospitals. This product line represented 27.6% ($6.1 million) of the Company's Fiscal 1997 revenues. Outsourced billing and accounts receivable management services to hospitals encompass both inpatient and outpatient services and are delivered through a business model that typically centralizes the majority of the billing and accounts receivable management staff at the Company's processing center in Somerset, New Jersey where economies of scale associated with critical mass can be attained.

In addition to its core business activities, the Company provides remote computing services ("RCS") to hospitals. These RCS services provide clients with access to the Company's proprietary billing and accounts receivable software through on-line linkage to the Company's central New Jersey data center. The Company also provides implementation services associated with the installation of the MedicaLogic Automated Medical Records System and support services associated with the MedTake Clinical Information System. During Fiscal 1997, these activities including related equipment sales and licenses, represented approximately $1.7 million of the Company's revenues.

As discussed in recent developments, the Company also provides outsourced business and information management services to a single HMO. In light of the difficulties associated with MetroPlus (see Item 3: Legal Proceedings), the Company has temporarily suspended its sales activities associated with this line. During Fiscal 1997, business management services provided to MetroPlus represented 21.2% ($4.7 million) of the Company's revenues.

COMPANY'S RELATIONSHIPS WITH CLIENTS The Company's portfolio of business management services includes billing and accounts receivable management, claims management, and related consulting services. With regard to billing and accounts receivable management services, the Company typically enters into contracts with its clients under contingent fee arrangements that are based upon a percentage of cash collected with performance bonuses paid to the Company upon the attainment of certain performance objectives. The Company typically bills clients on a monthly basis for services provided during the immediately preceding month. The Company's fees for hospital inpatient and outpatient contract management and physician billing and accounts receivable management services range from 2% to 14% of collections depending upon the size of the client and the financial sponsorship of patients serviced.

In performing billing and accounts receivable management services for its clients, the Company obtains relevant demographic, financial and clinical information from its clients on paper forms, magnetic tape and through direct interfaces with client in-house information computer systems. Demographic and medical records information is then entered (or transferred) into the billing and accounts receivable management system. The system then generates claims, follow-up notices and other related correspondence for patients and third party payors.

In some situations the Company utilizes physician practice management and hospital inpatient billing and accounts receivable management systems that have been developed by other companies and subsequently leased or purchased by the Company's clients. The company's creation of a strategic alliance with IDX will create the opportunity for the Company to become an expert user of IDX's practice management systems. The Company assigns an account manager to each major business management services client. The account manager is generally an experienced accounts receivable professional who manages the Company's business management activities, including initial billing, monitoring third party payors' responses to claims, the collection of amounts due under claims, the receipt of such payment amounts by the client and the collection of co-payments or amounts due on account of uncovered services. The Company, working through the account manager, provides clients with periodic status reports and analyses of the Company's contract management performance and uses these reports to conduct periodic meetings with client management. In addition to billing and accounts receivable management, the Company also provides consulting, accounting, financial reporting, contract/payor negotiation and information management services.

INFORMATION SYSTEMS The information systems used to support the Company's business management services operate on IBM AS/400 and RS/6000 computers, various processors manufactured by Digital Equipment Corporation ("DEC") and personal computers.

Physician business management services are provided using either the Company's proprietary practice management system, known as Infinity(TM) or practice management systems developed by others.

The Company's "Infinity(TM)" Practice Management System has been specifically designed and is maintained by the Company to meet the practice management requirements of medical groups and physician delivery systems. Infinity's major applications include billing, accounts receivable management, resource scheduling, and decision support.

As part of its strategic business alliance with IDX the Company intends to become an "expert user" of the IDX practice management systems. IDX offers several comprehensive practice management systems. IDX systems are installed in nearly 1,000 locations. One of the Company's clients, HealthOne, in Denver, Colorado is currently installing the IDX GPS system as the information systems for a CBO managed by the Company to serve the billing and accounts receivable needs of HealthOne's physician network.

Hospital business management services are provided using either the Company's proprietary billing and accounts receivable system known as Alliant(TM) or the legacy systems installed at hospital client's location.

Alliant(TM) was developed by the Company to meet the complex ambulatory billing, accounts receivable and collection requirements of hospitals, clinics, emergency rooms and ambulatory care centers. Alliant(TM) has particular strength in dealing with the higher volume, lower per unit revenue transactions associated with the delivery of ambulatory services. It is particularly well suited to process multi-visit transactions associated with recurring patients in renal dialysis, physical, occupational and speech therapy departments. Alliant(TM)'s features include integrated and streamlined triage, on-line registration and check-in, unlimited patient data retention, complete third party/patient bills, recurring patient processing, automatic calculation and posting of third party billing, complete bad debt system, on-line patient financial history, automatic rebilling, payor follow-up and write-off parameters, appointment scheduling, pre-registration, complete statistic data capture on integrated text writer and an ad hoc report generator.

The Company, through a joint venture agreement, markets a managed care product (MG400) that operates on the same platform as its Infinity(TM) product. The MG400 product was developed by UniHealth Ventures Systems of Burbank, California, and is widely used by medical groups, HMO's, IPAs, PPOs and MSOs. The MG400 product is available to the Company under an agreement that gives the Company exclusive use of the product in contract management situations. The MG400 module provides full integration of membership, claims and financial administration and performs precise validation of carrier, plan and member records.

Infinity(TM) is not currently year 2000 compliant. Management has estimated that the costs associated with making it year 2000 compliant are less than $250,000. Alliant(TM) is also not year 2000 compliant. The Company has no present plans for making Alliant(TM) year 2000 compliant. It is currently considering alternatives for Alliant(TM) which will be year 2000 compliant.

FISCAL 1997 FINANCIAL INFORMATION During 1997, business management services provided to hospitals, physicians and managed care organizations represented approximately 82.4% ($18.1 million) of revenues. Approximately $7.4 million of these revenues were derived from physicians; $6.1 million were attributed to the Company's hospital client base and $4.7 million related to the Company's managed care client. (See Item 3: Legal Proceedings).

Business management services provided to physicians and physician groups typically are provided under agreements having an initial term of three years, automatically renewable on an annual basis following the end of the initial term. These contracts typically provide for cancellation for cause upon ninety days written notice. As of March 31, 1997, the Company provided billing, accounts receivable, contract management and information services to approximately 2500 physicians.

Business management services provided to the Company's hospital clients are typically provided under long-term service agreements of up to seven years. During Fiscal 1997, the Company had four major hospital clients. A fifth contract for a new hospital client was signed late in the fiscal year. Revenues associated with this new client should materialize during Fiscal 1998

The Company's remote computing services are provided under multi-year agreements. During Fiscal 1997, revenues associated with remote computing services represented approximately 8% ($1.7 million) of the Company's revenues. The Company has two major hospital remote computing service clients. Remote computing services to these two clients represented substantially all of the Company's Fiscal 1997 remote computing service revenue. In June of 1997, the

Company negotiated a contract extension of 24 months at its major remote computing service client. The contract for the Company's other RCS client expires in November 1997.

Approximately 4.6% ($1.0 million) of the Company's Fiscal 1997 revenues related to its clinical information systems products and services. These products and services have been provided through the Company's Clinical Dimensions division and had been marketed under the MedTake and CarePoint product labels. As part of its restructuring announced in Fiscal 1995, the Company is phasing out of this line of business.

The remaining 4.3% of revenues ($1.0 million) in Fiscal 1997 revenues was derived from implementation fees, maintenance and service fees on turnkey products, interest income and other miscellaneous revenue items.

One of the Company's clients, MetroPlus, represented 21.2% of the Company's total Fiscal 1997 revenues. A second client, the University of Medicine and Dentistry of New Jersey, represented 11.6% of Fiscal 1997 revenues. Other clients, the Hospital for Special Surgery, located in New York City, and the Mount Sinai Medical Practice Group, Elmhurst, New York, represented 8.4% and 7.4%, respectively, of the Company's 1997 revenues. No other single customer represented more than 6.5% of 1997 revenues.

COMPANY'S BUSINESS STRATEGY The Company's business strategy is to build on its strategic alliance relationships, its relationships with large integrated delivery systems and its core competencies of billing and accounts receivable management and the expert use of information systems management to become a leading provider of business and information management services to physicians, physician networks and hospitals. Management believes that these segments of the market will continue to aggregate and integrate in response to increased managed care penetration and intensified pressure to control costs and improve quality. Management further believes that the growth and complexity associated with these trends will create increased demand for the Company's business and information management services.

Specific elements of this strategy are:

1.  Form Strategic Alliances:

The Company believes in the need to develop synergistic relationships with other companies to acquire additional services, products, and additional market share. The Company's recently executed strategic business alliance with IDX is indicative of management's commitment and ability to establish and expand strategic business relationships.

2.  Emphasis on internal growth:

The Company's business strategy is to expand its business with physicians through the efforts of its internal sales efforts by building on its strategic business alliances to create a network of regional client service centers from which high quality, cost effective, business management services can be provided. The Company's business strategy to grow its hospital inpatient and outpatient billing and accounts receivable contract management business is to leverage its existing client base to increase business from new and existing clients.

3.  Provide superior customer service at an affordable cost:

An important element of the Company's strategy is its commitment to expand and augment the skills and expertise of its employees so they can better understand, analyze and manage its client's business activities. Investments in the Company's employees allows them to help optimize client revenues, streamline operating procedures and increase cash collections. The Company also recognizes the importance of establishing and maintaining long-term "partnership" relationships with its clients. The Company's service standard is reflected through its customer focused culture and its performance based pricing philosophy that aligns the Company's and the client's objectives.

Management believes it is important to have a local presence in order to better serve its clients, keep abreast of regional issues and achieve the cost advantages associated with efficient, regional service/processing centers. The Company presently has service centers in central New Jersey, suburban Chicago, and Denver, Colorado. The Company anticipates establishing additional regional service centers as part of initial sales to large Integrated Delivery Systems.

4.  Cross sell to existing clients:

A key reason that the Company selected hospital sponsored integrated delivery systems as a target market is significant opportunity that exists within these integrated delivery systems for cross selling the Company's business and information management services. Within a single integrated delivery system, the Company has the opportunity to sell a portfolio of business and information management services to a number of constituencies: MSOs created to manage acquired physician practicees and provide services to community based physicians; PHOs created to contract with payors for hospital and physician services; faculty practice plans related to academic medical center clients; affiliated hospital based physicians and hospital business offices. The Company believes that once it has established its presence in a client's integrated delivery system, it can leverage its performance to identify and obtain new business.

COMPETITION The industry segment that provides billing and accounts receivable management services to hospital based physicians, office based practitioners and hospitals is becoming increasingly competitive. Medaphis, a public (Nasdaq) company, headquartered in Atlanta, Georgia, is a national provider of physician business management services and a dominant provider in this industry segment. Physician Support Systems, Inc., a public (Nasdaq) company headquartered in Mount Joy, Pennsylvania, is also a national provider of business management services to physicians and hospitals. There are also a large number of smaller companies providing these services. Most of these companies are regional in nature and privately owned. Management believes that there may be as many as 1,200 local and regional companies in the U.S. providing business management, billing and accounts receivable management services to physicians and physician delivery systems. Recent industry estimates indicate that over 99% of these regional companies have revenues less than $20 million.

The Company also competes with the "in-house mentality" in the physician business management services market. In these situations, typically restricted to larger, better established physician groups, the physicians hire practice managers and utilize turnkey software and their own administrative/clerical personnel to manage billing and accounts receivable collections activities and other practice management functions. To a lesser extent, the Company also competes with certain hospitals that provide billing and accounts receivable management services to physicians and physician groups that are part of their medical staffs or otherwise affiliated with the hospitals.

Over the past several years a number of companies that acquire physician practices and provide comprehensive practice management services to physicians and multi-specialty group practices have begun to establish a presence in the physician market. These companies include PhyCor, Inc. and Med Partners and a number of sub-specialty carve-out companies. Although these companies may compete with the Company in that they may acquire physician practices and may provide comprehensive practice management services to the physicians whose practices they acquire, they may also be prospective customers in that they may entertain proposals to outsource the billing and accounts receivable management activities associated with physicians and physician groups that they have acquired.

The hospital billing and accounts receivable contract management industry is not mature. Management believes that the Company's major competition in this area of focus is the "in-house mentality" - hospital managers utilizing their own or licensed information systems products, together with their own hospital or clinic employees to mange their billing and accounts receivable management activities. In addition to publicly owned companies like Medaphis, Physician Systems Services, Inc., and QuadraMed, the Company is aware of a few regional firms that provide inpatient and outpatient billing and accounts receivable contract management services. In addition, some of the major healthcare information systems companies may be considering entering this market. If major healthcare information systems companies elect to aggressively pursue this market segment, they could mobilize financial and other resources in excess of those available to the Company.

In selling its contract management services to hospitals and integrated delivery systems, the Company stresses the benefits of its proprietary software and/or its "expert user" capabilities; its experience in managing billing and accounts receivable activities and its willingness to enter into performance based fee arrangements. The Company believes that many of its hospital contract management prospects will be institutions that are having difficulty managing the volume and complexity of their current billing and accounts receivable management activities.

OPERATIONS AND EMPLOYEES In January of 1997, the Company moved its headquarters and metropolitan New York/New Jersey service center to a modern and efficient facility at 220 Davidson Avenue, Somerset, New Jersey 08873. In addition to the Company's corporate offices, the Somerset facility houses the northeastern region data center, sales personnel, the software development and support organization, most of the activities associated with the hospital contract management business and parts of the physician business management business services business. Approximately 50% of the Company's employees are located at the Somerset facility. The remaining 50% of the Company's employees are located at service centers in suburban Chicago, Illinois and Denver, Colorado or are physically located "on-site" at client facilities providing billing and accounts receivable management services under contract management agreements.

The Company's physician business management activities are conducted primarily from its New Jersey corporate office and service centers in suburban Chicago, Illinois and Denver, Colorado.

On June 20, 1997, the Company employed 304 persons.

The Company's employees are not represented by any labor organization and management believes that its relationships with its employees are generally good.

BOARD OF DIRECTORS A Board of Directors consisting of eight individuals was elected at the August 27, 1996 Annual Meeting to serve until the next annual meeting or until successors are elected and qualified. The following individuals are currently members of the Board of Directors.

                Name                                   Position
          Graham O. King                        Chairman of the Board and Chief
                                                Executive Officer

          S. M. Caravetta                       Vice Chairman of the Board

          Frederick R. Blume                    Director

          Robert C. Bowers                      Director

          James E. Cowie                        Director

          Stanford J. Goldblatt                 Director

          Robert E. King                        Director

          James A. Pesce                        President and Director


GRAHAM O. KING joined the Company on October 12, 1994 as the Company's Chief Executive Officer. He was appointed Chairman of the Board of Directors at a Board of Directors meeting held on October 28, 1994. He was formerly with Shared Medical Systems, Inc., a healthcare information service company, from October 1, 1986 until October 31, 1993, where he served as its President from April 1987. From October 31, 1993 until joining the Company, he was a partner with Salt Creek Ventures, a private investment company.
Mr. King currently serves as a director for ADAC Laboratories, Inc. and Optika Imaging, Inc. Mr. King and Mr. Robert E. King, another director of the Company, are brothers.

S. M. CARAVETTA was the Chairman of the Board of Directors, and Chief Executive Officer from its organization in 1976 through October 28, 1994. He became Vice Chairman of the Board of Directors on October 28, 1994. Mr.Caravetta has been a director of the Company since 1976.

FREDERICK R. BLUME has been a director of the Company since 1993. He has been a Managing Partner of Capital Health Venture Partners, a healthcare venture capital firm, since June 1986. Prior to founding Capital Health, Mr. Blume was a Managing Director of a Paine Webber group specializing in corporate healthcare financing. He is presently a director of Cytyc Corporation and Washington National Corporation.

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

JAMES E.COWIE has been a director of the Company since July 18, 1995. Mr. Cowie has been a general partner of Frontenac Company, a Delaware general partnership that is the general partner of Frontenac VI and other venture capital partnerships, since 1989. He also serves on the Boards of Directors of PLATINUM technology, inc. and 3Com Corporation.

STANFORD J. GOLDBLATT has been a director of the Company since April 20,1995. He has been a partner in the law firm of Hopkins & Sutter, counsel to the Company, since 1979.

ROBERT E. KING has been a director of the Company since April 20, 1995. Mr. King is a partner in Salt Creek Ventures, a private investment company and Chairman of the Executive Committee of COLLEGIS, Inc. an outsourcer of information systems services to colleges and universities. For a twelve year period prior to October 1994, Mr. King was a director and Chief Executive Officer of CA Newtrend, Inc., the general partner of Newtrend, L.P. (and its partnership and corporate predecessors), a software, service and outsourcing provider in the financial institutions market. He is presently a director of DEVRY, Inc. Mr. King and Mr. Graham O. King are brothers.

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

             Name               Age                   Position                           Year of
                                                                                        Employment
Graham O. King*                 57              Chairman and Chief Executive               1994
                                                Officer
James A. Pesce*                 53              President                                  1982
Michael B. Loscalzo*            52              Treasurer and Vice President               1995
Derek A. Pickell                36              Vice President, Sales                      1995
Robert E. Van Metre*            56              Secretary and Vice President,              1995
                                                Accounting and Finance
Sophia V. Bilinsky              31              Vice President, Physician                  1995
                                                Delivery Systems

Graham O. King:  Chairman and Chief Executive Officer

Mr. King has been with the Company since October of 1994, when he was appointed Chairman and CEO. Previously, Mr. King was President of Shared Medical Systems, the largest provider of software and outsourcing services to hospitals, clinics and physician groups.

Mr. King has served as president of three companies. His accomplishments at these firms included successful direction of one company post-IPO and the implementation of a repositioning and restructuring program at a second firm to facilitate future growth. Mr. King also served as Executive Assistant to the President of IBM where he had broad exposure to the technology industry.

James A. Pesce:  President

Mr. Pesce has 31 years of experience in the healthcare information systems industry. Since April 1992, Mr. Pesce has served as a Director of US Servis and has held a variety of senior management positions. Currently, Mr.Pesce is responsible for all of the Company's development, data center and customer support activities.

From 1979 to 1982, Mr. Pesce was employed as Northeast and Southeast Regional Director of Client Services for McDonnell Douglas Automation Company which provided healthcare data processing services.

Michael B. Loscalzo:  Treasurer and Vice President

Mr. Loscalzo has 28 years of experience in the healthcare industry. From 1992 to 1995, Mr. Loscalzo served as Senior Vice President of Cain Brothers & Company, a

New York healthcare investment banking firm. He has been a member of the US Servis Management Team since 1995.

Mr. Loscalzo was a co-founder of The Hunter Group, a healthcare workout firm. As Managing Director from 1988 to 1992, he served as a member of the on-site management team in a number of high profile healthcare turnarounds. Between 1988 and 1991, he served as CEO or CFO of hospital workout clients in Seattle, Washington, St. Paul, Minnesota, Miami, Florida, and San Francisco, California.

Derek A. Pickell:  Vice President, Sales

Mr. Pickell has 14 years of experience in the healthcare industry providing management services and information systems to healthcare providers.

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

Robert E. Van Metre:  Secretary and Vice President, Accounting and Finance

Mr. Van Metre has over 21 years of experience in financial management in the financial services industry.

From 1987-1994, Mr. Van Metre held several senior management positions with Integrated Resources Life Companies,Inc. including: Senior Vice President-Chief Financial Officer, Executive Vice President, and President.

From 1982-1987, Mr. Van Metre was Executive Vice President-Chief Financial Officer for the Dasake Group, Inc.

Mr. Van Metre held a variety of senior management positions with Household International (HFC) from 1973-1982. Prior to joining HFC, he was Administrator of Finance for the Illinois State Toll Highway Authority.

Sophia V. Bilinsky:  Vice President, Physician Delivery Systems

Ms. Bilinsky joined the US Servis management team in June 1995. Prior to joining US Servis, Ms. Bilinsky served as President and Chief Operating Officer of Healthnet, Inc. (currently a subsidiary of Coastal Healthcare Group, Inc.), a primary care group practice operating throughout Connecticut, New York and New Jersey.

In 1991 and 1992, Ms. Bilinsky served as Director of the Direct Investment Group at Whitehead/Sterling. She served as Assistant Vice President of the Medical

Markets Group at General Electronic Corporation from 1989 to 1991. From 1986 to 1989, Ms. Bilinsky served as Relationship Associate and Corporate Finance Associate, World Corporate Group for Citibank, N.A.

ITEM 2:  PROPERTIES

The Company leases one facility in Somerset, New Jersey and one facility in suburban Chicago, Illinois.

The Somerset facility contains approximately 35,000 square feet.

The Elmhurst, Illinois facility serves as the primary location for the Company's midwest hospital-based physician activities. It includes approximately 13,000 square feet and is occupied under a lease that expires in fiscal 1999.

The following table sets forth the minimum future lease payments on Somerset, New Jersey and Elmhurst, Illinois facilities:

              Year Ending March 31,            Minimum Lease Payments
              ---------------------            ----------------------
                      1998                               $743,000
                      1999                                680,000
                      2000                                593,000
                      2001                                601,000
                      2002                                602,000
                      2003                                610,000
                      2004                                457,000
                                                       ----------
                      Total                            $4,286,000
                                                       ==========

Net rental expenses for office space were $877,000 in Fiscal 1997.

ITEM 3:  LEGAL PROCEEDINGS

Effective December 21, 1995, the Company entered into a contract (the "MetroPlus Contract") with New York Health and Hospitals Corporation ("HHC") through its MetroPlus Health Plan, a Public Health Law Article 44 health maintenance organization ("MetroPlus") under which the Company was to provide certain administrative and claims processing services to MetroPlus. Concurrently, the Company entered into contracts with UniHealth Ventures ("UniHealth") and CarePLUS Network, doing business as VertiHealth ("VertiHealth") under which UniHealth and VertiHealth were to provide certain support services to the Company in connection with its provision of services to MetroPlus.

The MetroPlus Contract called for MetroPlus to pay the Company a minimum of $449,000 per month, making MetroPlus the Company's largest client. The initial term of the MetroPlus Contract was three years from the commencement of services (February 26, 1996).

On July 17, 1996, the Company received a letter from MetroPlus (the "July 17, 1996 Letter") alleging that the Company was failing to fulfill its obligations under the MetroPlus Contract and indicating that the letter was intended as a notice of default. It purported to give the Company 90 days to cure all alleged breaches. The Company vigorously rejected the allegation that it was in default under the MetroPlus Contract and that the July 17, 1996 Letter was a valid notice of default under such contract. Nevertheless, the Company aggressively worked with MetroPlus to correct any alleged deficiencies in its services.

On November 15, 1996, MetroPlus rescinded the July 17, 1996 Letter and the Company, HHC and MetroPlus executed an amendment to the MetroPlus Contract (the "November 15, 1996 Amendment"). The November 15, 1996 Amendment describes itself as a "full settlement with respect to the breach letter of July 17, 1996." Under the November 15, 1996 Amendment, certain prior billed amounts and certain future minimum payments under the MetroPlus Contract were reduced. In addition, until February 28, 1998, MetroPlus was specifically entitled to terminate the MetroPlus Contract only upon a material breach by the Company; thereafter, the MetroPlus Contract is terminable by either party. The November 15, 1996 Amendment further provided that MetroPlus was to pay certain prior billed amounts upon the performance by the Company of certain specified actions. The Company performed such actions and MetroPlus made all requisite payments.

On February 14, 1997, MetroPlus delivered another letter (the "February 14 Letter) alleging multiple acts of breach by the Company and again purporting to be a notice of default giving the Company 90 days to cure all events of breach under the MetroPlus Contract. This deadline was later extended to May 30, 1997. Again, the Company vigorously denied that it was in breach of the MetroPlus Contract and sought to resolve any issues with regard to the level of its service.

Having failed to reach any accord with MetroPlus, on May 22, 1997, the Company filed suit against MetroPlus and HHC in the Supreme Court of the State of New York, County of New York (the "Court"). The suit seeks a permanent injunction prohibiting MetroPlus and HHC from terminating the MetroPlus Contract pursuant to the February 14 letter and seeks the payment of unpaid fees under the MetroPlus Contract in the amount of $447,593 and damages resulting from the actions of MetroPlus and HHC.

On May 30, 1997, the Court issued a temporary restraining order prohibiting MetroPlus and HHC from terminating the MetroPlus Contract and set a hearing for July 2, 1997 at which time the Court is scheduled to determine whether to issue a temporary injunction. The Company intends to vigorously pursue both injunctive relief and damages in this case. In the event that the Court were to refuse to issue a temporary injunction and MetroPlus were to immediately terminate the MetroPlus Contract, such events would have a material adverse effect on the financial condition of the Company.

Since the commencement of the lawsuit, the Company has continued to provide services to MetroPlus pursuant to the MetroPlus Contract. During this period, MetroPlus has made no payments to the Company. As of June 20, 1997, approximately $900,000 in fees were unpaid and past due (over 60 days old). A continued refusal by MetroPlus to make payments under the MetroPlus Contract would also have a material adverse impact on the financial condition of the Company.

In a related matter, on May 7, 1997, VertiHealth filed a suit against the Company in the United States District Court for the District of New Jersey. In this suit, VertiHealth seeks damages in the amount of $533,831, such amount being the amount that the Company allegedly withheld from payment under the VertiHealth Contract in connection with its dispute with HHC and MetroPlus over services rendered under the MetroPlus Contract. This case is in its early stages and the Company cannot assess at this time the likelihood of success by VertiHealth or whether the Company will seek damages or indemnification from VertiHealth in connection with services rendered to the Company.

In an unrelated matter, the Company filed suite on June 28, 1996 in the Superior Court of New Jersey against Saint Barnabas Medical Center ("Saint Barnabas"), a former client of the Company. The suit alleges that Saint Barnabas failed to pay certain fees and bonuses due to the Company in the amount of $727,493 that were payable under the terms of a now expired service and equipment agreement between the Company and Saint Barnabas (the "Saint Barnabas Contract"). The Company seeks payment of such amount, together with certain related damages. Saint Barnabas has filed a counterclaim seeking an unspecified amount of damages alleged to have resulted from the Company's alleged failure to properly perform certain services under its agreement. The Company has recently added a third party claim against Medical Technology Data, Inc. ("MDT") an independent supplier of outsourced information systems and services to Saint Barnabas during the term of the Saint Barnabas Contract, seeking contribution from MDT to the extent that the Company is found to be responsible for any claims against it made by Saint Barnabas. Discovery is underway in this lawsuit; the Company intends to vigorously press its claims for payment.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1997.

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Company is authorized to issue: (i) 30,000,000 shares of Common Stock, $0.01 par value per share, of which 6,367,000 shares were issued and 6,351,000 shares were outstanding as of June 20, 1997; and (ii) 10,000,000 shares of Preferred Stock, $0.01 par value per share, of which 1,500,000 shares of a class designated as "Series A Convertible Preferred Stock" and 1,000,000 shares of a class designated as "Series B Convertible Preferred Stock" were issued and outstanding as of June 20, 1997.

The Common Stock of the Company is listed on the NASDAQ National Market System under the symbol USRV. There is no public market for the Company's Series A or

Series B Convertible Preferred Stock, which is convertible by holders thereof into Common Stock on a share for share basis (subject to adjustment).

On June 20, 1997, the Company's Common Stock was held by approximately 400 holders of record, the Company's Series A Convertible Preferred Stock was held by three holders of record, and the Company's Series B Convertible Preferred Stock was held by two holders of record.

The following table sets forth actual high and low sales prices for the Company's Common Stock as reported on NASDAQ national market system for the periods indicated.


                                               Closing Sales Prices
                                               --------------------
                                             High                   Low
                                             -----                  ------
          Year Ended March 31, 1996
                   1st Quarter              $4.375                  $3.000
                   2nd Quarter               4.500                   3.250
                   3rd Quarter               5.750                   3.125
                   4th Quarter               4.875                   3.625

          Year Ended March 31, 1997
                   1st Quarter               5.516                   3.875
                   2nd Quarter               5.000                   2.875
                   3rd Quarter               4.250                   2.313
                   4th Quarter               5.000                   2.250

          Year Ended March 31, 1998
                   1st Quarter (1)           3.125                   1.750

(1)  Through June 20, 1997

RECENT SALES OF UNREGISTERED SECURITIES As of January 10, 1997, the Company issued 54,546 shares of the Common Stock of the Company ("UPA Stock") to United Physician Associates ("UPA") in connection with the execution of a Services Agreement between the Company and UPA dated of even date ("UPA Agreement"). The UPA Stock (i) is unregistered, (ii) was issued in connection with the UPA Agreement, under which the Company is to provide certain business management services to UPA, and without additional consideration, and (iii) is subject to certain forfeiture provisions set forth in the UPA Agreement. The Company believes that the issuance of the UPA Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6:  SELECTED FINANCIAL DATA (In thousands, except per share data)

The following selected financial data for the five years ending March 31, 1997 have been derived from the financial statements, as retroactively restated for the change in revenue recognition described in Note 8 to the consolidated financial statements of the Company, which have been audited by Wiss & Company, LLP, independent auditors, except for the financial statements for Applied Computer Technology for Patient Care (ACT/PC) prior to its acquisition by the Company on August 31, 1993. The ACT/PC acquisition was accounted for using the pooling of interest method. The financial statements for ACT/PC through March 31, 1993 were audited by Ernst & Young, Madison, Wisconsin.

                                                       OPERATION STATEMENT DATA (1)


                                                       FOR THE YEAR ENDED MARCH 31,

                                          1997             1996           1995            1994           1993
                                          -------         -------       -------         -------        -------

   Revenue                                $22,009         $16,245       $15,953         $21,262         $24,142

   Net Income (Loss)                       (3,039)         (3,906)       (8,052) (2)     (1,192)          2,900

   Net Income (Loss) per
   share of common stock                   ($.59)          ($.66)        ($1.34)          ($.21)          $.56

   Adjusted Weighted
   Average Shares
   Outstanding                              6,308           6,282         6,023           5,813            5,193

(1) In thousands except per share data
(2) Includes $6.8 million of pre-tax expenses associated with 1995 restructuring

The Company has never paid dividends on its Common Stock. The Company's payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend, among other things, on the Company's future earnings, operations, capital requirements and financial condition. Management presently anticipates that no cash dividends will be declared on the Company's Common Stock in the foreseeable future.

                               BALANCE SHEET DATA (1)


                                                    FOR THE YEAR ENDED MARCH 31,

                                         1997            1996            1995             1994             1993
                                        -------         -------         -------          -------          -------

   Total Assets                         $20,739         $19,053         $16,906          $21,878          $22,778

   Working Capital                        9,512           9,447           7,151           11,358           11,171

   Long-Term Liabilities                    369           1,172           1,770              976               62

   Redeemable Preferred Stock                 0           6,110               0                0                0


(1)  In thousands

ITEM 7:  MANAGEMENT'S DISCUSSION OF FINANCIAL RESULTS

General

During Fiscal 1997, the Company focused on securing and implementing contracts to provide accounts receivable business and management information systems services to physicians, physician networks, managed care organizations and hospitals. The implementation of business management services contracts, obtained during Fiscal 1996, provided $5.7 million of Fiscal 1997 incremental service fee revenues, resulting in a 37.0% increase over the service fee revenue amounts reported in Fiscal 1996. The remainder of the revenue increase, approximately $88,000, resulted from increases in software license fees, interest and other income, partially offset by a decrease in revenues from sales of equipment. Revenue increases in excess of increases in cost resulted in a $2.15 million decrease in the loss before income taxes. The net loss decreased by approximately $867,000. During Fiscal 1996 the Company used all of its available carry forward tax credits. As a result, Fiscal 1997 losses before and after income tax effect are identical.

Total Shareholder Equity, as reflected in the financial statements included herein, was $15.2 million on March 31, 1997 and $7.5 million on March 31, 1996. The Fiscal 1996 year end balance includes the effect of the Company's change in revenue recognition to include work in process ($794,000). Total Shareholder Equity increased $7.6 million during Fiscal 1997. Elements of this increase included an increase of $6.1 million associated with the deletion of the mandatory redemption feature of the Company's Series A Convertible Preferred
Stock, an increase of $4.0 million resulting from the sale of the Company's Series B Convertible Preferred Stock and an increase of $.1 million resulting from the issuance of common stock. These increases were partially offset by a net decrease of $2.6 million resulting from the Company's Fiscal 1997 loss of $3.0 million reduced by the $.4 million loan impairment charge.


                                    LIQUIDITY AND CAPITAL RESOURCES

                                                     1997                1996
                                                  -----------       -----------
                   Current Assets                 $14,721,000       $13,739,000

                   Current Liabilities              5,209,000         4,262,000

                   Working Capital                  9,512,000         9,477,000

                   Working Capital Ratio to 1          2.8              3.2

For the year ended March 31, 1997, the Company's Working Capital increased $35,000 and Cash and Cash Equivalents increased $1,517,000. Working Capital was provided by $3,965,000 of net proceeds from the sale of the Company's Series B
Convertible Preferred Stock. The major uses of Working Capital included approximately $1,500,000 used to fund operating losses, net purchases of property, equipment and software of $1,065,000, a net reduction of long-term liabilities of $803,000 and a $600,000 security deposit on the Company's new office space. The net increase in Cash and Cash Equivalents of $1,517,000 consisted of the $35,000 increase in Working Capital described above together with $2,302,000 of net income tax refunds received and a $947,000 increase in current liabilities, partially offset by a $1,768,000 increase in accounts receivable billed and unbilled. The increase in accounts receivable includes approximately $800,000 relating to new business, $300,000 relating to disputed charges due from a former client, and $340,000 due from another former client that was collected in May 1997.

Management expects that available cash and cash flow will be sufficient to meet the Company's operating and capital requirements during Fiscal 1998. The Company does not expect to be profitable for the year ending March 31, 1998.

RESULTS OF OPERATIONS The following table sets for the dollar amounts and percentage of total revenues represented by various components of the Company's statement of operations (in thousands):

                                                       Percent of                     Percent of                 Percent of
                                         1997           Revenues          1996         Revenues        1995       Revenues
                                       -------         ----------      --------       ----------     --------     ----------

Revenues:

     Service fees                       $21,001           95.4%         $15,325          94.3%       $14,565         91.3%

     Sales of equipment                     169             .8             306            1.9            358          2.2

     Software license fees                  470            2.1             409            2.5            420          2.6

     Minimum guarantee and
        contract termination
        revenue                               -              -               -            -              453          2.8

     Interest and other                     369            1.7             205            1.3            157          1.1
                                        -------          -----          ------          -----         ------        -----
     Total revenues                      22,009          100.0          16,245          100.0         15,953        100.0
                                        -------          -----          -------         -----         ------        -----
Expenses:

     Cost of services                    15,232           69.2          11,116           68.4         10,477         65.7

     Cost of equipment sales                 96             .4             166            1.0            238          1.5

     Research and development             1,872            8.5           2,466           15.2          3,180         20.0

     Selling, general and
        administrative                    7,246           32.9           8,159           50.2          6,844         42.9

     Interest                               166             .8             114            0.7             54          0.3

     Restructuring charges                    -              -            (590)          -3.6          6,800         42.6

     Loan Impairment Charge                 436            2.0
                                        -------          -----          ------          -----         ------        -----
         Total expenses                  25,048          113.8          21,431          131.9         27,593        173.0
                                        -------          -----          ------          -----         -------       -----
Loss before income taxes                 (3,039)         -13.8          (5,186)         -31.9        (11,640)       -73.0

Income tax benefit                          -             -              1,280           -7.9          3,588        -22.5
                                         -------         ------         ------          ------        -------       ------
Net loss                                 (3,039)         -13.8%         (3,906)         -24.0%        (8,052)       -50.5%
                                         =======         ======         ======          ======        =======       ======

Fiscal 1997 Compared to Fiscal 1996

REVENUE During 1997, total revenues increased approximately $5.8 million or 35.5% over 1996 levels to $22.0 million. Service fees, which represented approximately 95% of the Company's 1997 revenues, increased $5.7 million (37.4%) to $21.0 million. This increase resulted from $4.1 million of additional revenues associated with the Company's contract to provide third party administrative services to MetroPlus (see Item 3: Legal Proceedings), together with increases in service fee revenue associated with physicians of $1.0 million and hospital accounts of $.6 million

Other revenues, including sales of equipment, software licenses, and interest and other increased $88,000 or 9.6%.

EXPENSES Fiscal 1997 total expenses increased $3.6 million or 16.9%. Excluding the restructuring gain recorded in Fiscal 1996 and the loan impairment charge recorded in Fiscal 1997, expense increases totaled $2.6 million or 11.8%. The increase in Cost of Services of $4.1 million was directly related to the addition of new business. This increase was partially offset by decreases of $594,000 (24.1%) in research and development, and $913,000 (11.2%) in selling, general and administrative expense. Decreases in research and development expense related to the phase-out of the clinical information systems business. The decrease in selling general and administrative expense related to the restructuring of the Company's sales and marketing organization and lower corporate costs.

During Fiscal 1997, the Company booked a $436,000 loan impairment charge to reflect the amount by which the value of 252,557 shares of the Company's common stock held as security for a loan made in connection with an acquisition in 1991, was less than the outstanding principal balance on such loan. If and to the extent that the closing stock price at the end of any subsequent quarter is greater than $3.125, there will be a reversal of this charge.

NET LOSS The Company's $3.0million net loss was $867,000 less than the net loss reported for 1996. The Company's 1997 loss before income tax benefit of approximately $3.0 million was $2.15 million less than the $5.2 million loss before income tax reported in Fiscal 1996.

The decline in the Company's loss before income tax was primarily the result of the net contribution margin associated with new business.

Fiscal 1996 Compared to Fiscal 1995

REVENUE During 1996, total revenues increased approximately $300,000 or 1.8% over 1995 levels to $16.2 million. Service Fees, which represented approximately 94% of the Company's 1996 revenues, increased 5.2% to $15.3 million. This increase was primarily due to the 1996 revenue associated with the Company's October 1995 contract to provide third party administrative services to MetroPlus (see Item 3: Legal Proceedings) and increases in revenues associated with physician business management contracts in Florida and New Jersey.

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

EXPENSES Fiscal 1996 total expenses decreased $6.2 million or 22.3%. Total expenses, net of the 1995 restructuring charge and the 1996 gain on restructuring, increased $1.2 million or 5.8%. Increases in Cost of Services were primarily the result of startup costs associated with the Company's southern Florida processing center that has subsequently been closed. Cost of Equipment Sales decreased $72,000 or 30.3% and Research and Development Expenses decreased $714,000 or 22.5%. Both of these decreases were primarily related to the phase-out of the clinical information systems business.

Selling, General and Administrative Expenses increased $1.3 million or 19.2%. Major components of this increase related to increases in sales and marketing expenses of $687,000, $315,000 for the development of a physician business management unit, a $434,000 increase in the amortization of a stock signing bonus associated with the recruitment of the Chairman/CEO, increase in the provision for losses on accounts receivable of $168,000, and increased legal fees of $85,000. These increases were offset by a decrease in the amortization of software technology of $419,000 resulting from the write-off of certain capitalized technology costs as part of the 1995 restructuring charge.

NET LOSS The Company's 1996 net loss of $3.9 million was approximately $4.2 million less than the net loss reported for 1995. This decline was primarily a result of the $7.4 million difference between the 1996 restructuring credit and the 1995 restructuring charges, net of the related tax benefits.

ITEM 8:  FINANCIAL STATEMENTS AND SCHEDULES

See INDEX TO FINANCIAL STATEMENTS and SCHEDULES on page F-1 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included under the captions "Election of Directors" and "Section 16 Filings" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholder, and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item will be included in the section entitled "Executive Compensation" in the Company's definitive Proxy Statement, to be filed pursuant to the Regulation 14A for the 1997 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

Information under the caption "Voting Securities and Principal Holders Thereof" will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders, and is hereby incorporated herein by reference

ITEM 13: CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Information under the caption "Certain Relationships and Related Transactions" will be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: Financial Statements filed as part of this report are listed on Page F-1.

(a)(2) Financial Statements Schedules: Financial statement schedules filed as part of this report are listed in the Index on page F-1. All other schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Financial Statements and immediately precedes the exhibits filed.

                      The Company, upon request of a registered shareholder, will provide the exhibits that are listed in this Item 14. Written requests for such exhibits should be directed to Stockholder Relations, US Servis, Inc., 220 Davidson Avenue, Somerset, New Jersey 08873.

(b) Reports on Form 8-K: No report on Form 8K was filed during the final quarter of the year ended March 31, 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


Dated:   June 26, 1997            US SERVIS, INC.

                              By:      /s/ Graham O. King
                                      -----------------------------------------
                                        Graham O. King, Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Graham O. King                      Chairman of the Board                  June 26, 1997
------------------                      Chief Executive Officer
Graham O. King

/s/ James A. Pesce                      President and Director                 June 26, 1997
------------------
James A. Pesce

/s/ S. M. Caravetta                     Director                               June 26, 1997
-------------------
S. M. Caravetta

/s/ Michael B. Loscalzo                 Principal Accounting Officer           June 26, 1997
-----------------------                 and Chief Financial Officer
Michael B. Loscalzo

/s/ Stanford J. Goldblatt               Director                               June 26, 1997
-------------------------
Stanford J. Goldblatt

/s/ Robert E. King                      Director                               June 26, 1997
-------------------
Robert E. King

/s/ Robert C. Bowers                    Director                               June 26, 1997
--------------------
Robert C. Bowers

/s/ Frederick R. Blume                  Director                               June 26, 1997
----------------------
Frederick R. Blume

/s/ James E. Cowie                      Director                               June 26, 1997
------------------
James E. Cowie

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








Independent Auditors' Reports                                                                                    F-2

Financial Statements:

     Consolidated Balance Sheets at March 31, 1997 and 1996                                                      F-3

     Consolidated Statements of Operations for the Years Ended
        March 31, 1997, 1996 and 1995                                                                            F-4

     Consolidated Statements of Changes in Shareholders' Equity for the Years
        Ended March 31, 1997, 1996 and 1995                                                                      F-5

     Consolidated Statements of Cash Flows for the Years Ended
        March 31, 1997, 1996 and 1995                                                                         F-6 to F-7

     Notes to Consolidated Financial Statements                                                              F-8 to F-20

Schedules:

     VI - Valuation accounts                                                                                     F-21





All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                            INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of US Servis, Inc.


We have audited the consolidated balance sheets of US Servis, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Servis, Inc. and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the accompanying financial statements for the years ended March 31, 1996 and 1995 have been retroactively restated for the effects of a change in income recognition.




                              /s/Wiss & Company, LLP
                                WISS & COMPANY, LLP

Livingston, New Jersey
June 6, 1997
                                      F-2

                                   US SERVIS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEET
                                                                                                   March 31,
                                                                                        ------------------------------
                                      ASSETS                                                  1997              1996
                                                                                          -----------      -----------
CURRENT ASSETS:
     Cash and equivalents                                                               $   8,063,000     $  6,546,000
     Certificate of deposit                                                                   300,000          300,000
     Accounts receivable:
        Billed, less allowance for doubtful accounts
            of $464,000 and $458,000                                                        4,092,000        2,558,000
        Unbilled                                                                            1,387,000        1,153,000
     Current maturities of notes receivable                                                     -              190,000
     Prepaid and refundable income taxes                                                       41,000        2,343,000
     Deferred income taxes                                                                      -               62,000
     Prepaid expenses and other current assets                                                838,000          587,000
                                                                                          -----------      -----------
          Total Current Assets                                                             14,721,000       13,739,000
                                                                                          -----------      -----------
PROPERTY AND EQUIPMENT                                                                      1,763,000        1,529,000
                                                                                          -----------      -----------
OTHER ASSETS:
    Software technology, purchased and developed, less
         accumulated amortization of $421,000 and $292,000                                    322,000          319,000
    Goodwill, less accumulated amortization of
         $481,000 and $323,000                                                              3,164,000        3,262,000
     Other                                                                                    769,000          204,000
                                                                                          -----------      -----------
          Total Other Assets                                                                4,255,000        3,785,000
                                                                                          -----------      -----------
                                                                                        $  20,739,000     $ 19,053,000
                                                                                          ===========      ===========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                   $   1,414,000     $    634,000
     Accrued payroll and benefits                                                           1,015,000          724,000
     Current portion of accrued restructuring charges                                         696,000          963,000
     Accrued expenses for use of trade name                                                    62,000          254,000
     Other accrued expenses                                                                   995,000          805,000
     Current portion of capital lease obligation                                              263,000          230,000
     Deferred income                                                                          439,000          242,000
     Other current liabilities                                                                325,000          410,000
                                                                                          -----------      -----------
           Total Current Liabilities                                                        5,209,000        4,262,000
                                                                                          -----------      -----------

LONG-TERM LIABILITIES
     Accrued restructuring charges - net of current portion                                   369,000          905,000
     Long-term capital lease obligation - net of current portion                                 -             267,000
                                                                                          -----------      -----------
          Total Long-term Liabilities                                                         369,000        1,172,000
                                                                                          -----------      -----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
     Convertible redeemable  preferred stock $0.01 par value;  10,000,000 shares authorized; 1,500,000 shares issued
        and outstanding (liquidation preference $6,228,000)                                     -           6,110,000
                                                                                          -----------     -----------
SHAREHOLDERS' EQUITY
      Convertible preferred stock $0.01 par value; 10,000,000 shares authorized;
         2,500,000 shares issued (liquidation
        preference $10,903,000)                                                                25,000             -
     Common stock $0.01 par value; 30,000,000 shares
         authorized; 6,367,000 and 6,312,000 shares issued                                     64,000           63,000
     Capital in excess of par value                                                        24,865,000       14,864,000
     Retained earnings (deficit)                                                           (8,805,000)      (5,994,000)
     Subscription receivable                                                                 (140,000)        (140,000)
     Note receivable - related party                                                         (789,000)      (1,225,000)
                                                                                          -----------      -----------
                                                                                           15,220,000        7,568,000
    Less: Treasury stock at cost, 15,700 shares                                               (59,000)         (59,000)
                                                                                          -----------      -----------
           Total Shareholders' Equity                                                      15,161,000        7,509,000
                                                                                          -----------      -----------
                                                                                        $  20,739,000     $ 19,053,000
                                                                                          ===========      ===========
See accompanying notes to consolidated financial statements



                                   US SERVIS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended March 31,
                                                      -------------------------------------------------
                                                         1997              1996              1995
                                                      -----------      -----------        -------------
REVENUES:
     Service fees                                    $21,001,000      $15,325,000        $14,565,000
     Sales of equipment                                  169,000          306,000            358,000
     Software licence fees                               470,000          409,000            420,000
     Minimum guarantee and contract
         termination revenue                                -                -               453,000
     Interest and other                                  369,000          205,000            157,000
                                                     -----------      -----------        -----------
                                                      22,009,000       16,245,000         15,953,000
                                                     -----------      -----------        -----------
EXPENSES:
     Cost of services                                 15,232,000       11,116,000         10,477,000
     Cost of equipment sales                              96,000          166,000            238,000
     Research and development                          1,872,000        2,466,000          3,180,000
     Selling, general and administrative               7,246,000        8,159,000          6,844,000
     Interest                                            166,000          114,000             54,000
     Restructuring charges (gains)                          -            (590,000)         6,800,000
     Loan impairment charge                              436,000            -                 -
                                                     -----------      -----------        -----------
                                                      25,048,000       21,431,000         27,593,000
                                                     -----------      -----------        -----------

LOSS BEFORE INCOME TAXES                              (3,039,000)      (5,186,000)       (11,640,000)

FEDERAL AND STATE
  INCOME TAX BENEFIT                                        -           1,280,000          3,588,000
                                                     -----------      -----------        -----------
NET LOSS                                            $ (3,039,000)    $ (3,906,000)      $ (8,052,000)
                                                     -----------      -----------        -----------

NET LOSS PER SHARE                                  $      (0.59)    $      (0.66)      $      (1.34)
                                                     -----------      -----------        -----------
WEIGHTED AVERAGE NUMBER OF SHARES
     AND EQUIVALENTS OUTSTANDING                       6,308,000        6,282,000          6,023,000
                                                     ============     ============       ============



See accompanying notes to consolidated financial statements



                             US SERVIS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            Captial in
                                                    Preferred Stock       Common Stock       Excess of
                                                  Shares    Par Value   Shares    Par Value   Par Value

BALANCE, MARCH 31, 1994, AS REPORTED                 -      $   -      5,882,000 $  59,000   $13,618,000
       Cummulative effect for change of
          income recognition                         -          -         -           -           -
                                                  ------   ---------  ----------  --------   -----------
BALANCE, MARCH 31, 1994, AS RESTATED                 -          -      5,882,000    59,000    13,618,000

YEAR ENDED MARCH 31, 1995:
       Purchase of 15,700 shares for
              treasury                               -          -
       Shares issued for officer
              compensation                           -          -        300,000     3,000     1,047,000
       Shares issued in accordance with
              amended plan of merger                 -          -         75,000     1,000        (1,000)
                                                  ------   --------   ----------   -------    ----------
       Net loss
BALANCE, MARCH 31, 1995                              -          -      6,257,000    63,000    14,664,000
YEAR ENDED MARCH 31, 1996:
       Amortization of officer stock
              compensation                           -          -          -           -           -
       Shares issued in accordance with
              amended plan of merger                 -          -         55,000       -         200,000
       Accretion equal to accrued dividends
              on redeemable preferred stock
       Net loss
                                                 ------   --------   ----------   -------    ----------
BALANCE, MARCH 31, 1996                              -          -      6,312,000    63,000    14,864,000
YEAR ENDED MARCH 31, 1997:
       Shares issued under contractual
          obligation                                   -           -      55,000     1,000       149,000
       Reclassification of Series A preferred
          stock as a result of the elimination
          of the redemption provision          1,500,000     15,000        -          -        5,891,000
       Shares issued for cash, net of costs    1,000,000     10,000        -          -        3,961,000
       Reversal of accreted dividends              -           -           -          -            -
       Fair market adjustment of collateral        -           -           -          -            -
       Net loss                                    -           -           -          -            -
                                             -----------   --------  ----------   --------  ------------
BALANCE, MARCH 31, 1997                        2,500,000   $ 25,000   6,367,000   $ 64,000  $ 24,865,000
                                             ===========   ========  ==========   ========  ============

                          US SERVIS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                   (CONTINUED)
                                                                   Retained                        Note
                                                   Unearned        Earnings       Subscription    Receivable      Treasury
                                                 Compensation      (Deficit)       Receivable    Related Party      Stock

BALANCE, MARCH 31, 1994, AS REPORTED                 -         $   5,398,000     $ (140,000)      $  (1,225,000)   $  -
       Cummulative effect for change of
          income recognition                         -               794,000           -                -             -
                                                -------------    -----------       ---------      -------------   ---------
BALANCE, MARCH 31, 1994, AS RESTATED                 -             6,192,000       (140,000)         (1,225,000)      -

YEAR ENDED MARCH 31, 1995:
       Purchase of 15,700 shares for
              treasury                               -                  -             -                  -           (59,000)
       Shares issued for officer
              compensation                         (742,000)            -              -                 -               -
       Shares issued in accordance with
              amended plan of merger                 -                 -               -                 -               -
       Net loss                                                   (8,052,000)          -                 -
                                                -------------    -----------       ---------      -------------   ---------
BALANCE, MARCH 31, 1995                            (742,000)      (1,860,000)      (140,000)        (1,225,000)     (59,000)
YEAR ENDED MARCH 31, 1996:
       Amortization of officer stock
              compensation                          742,000               -            -                 -               -
       Shares issued in accordance with
              amended plan of merger                 -                    -            -                -                -
       Accretion equal to accrued dividends-
              on redeemable preferred stock          -              (228,000)          -                -                -
       Net loss                                                   (3,906,000)          -                -                -
                                                -------------    -----------       ---------      -------------   ---------
BALANCE, MARCH 31, 1996                              -            (5,994,000)      (140,000)    -   (1,225,000)     (59,000)
YEAR ENDED MARCH 31, 1997:
       Shares issued under contractual
          obligation                                 -                -                 -              -                 -
       Reclassification of Series A preferred
          stock as a result of the elimination
          of the redemption provision                -                -                -               -                 -
       Shares issued for cash, net of costs          -                -                 -              -                 -
       Reversal of accreted dividends                -              228,000             -              436,000           -
       Fair market adjustment of collateral          -                 -                -                -               -
       Net loss                                      -           (3,039,000)            -                -               -
                                               -------------    -----------         ----------    -------------    ---------
BALANCE, MARCH 31, 1997                      $       -         $ (8,805,000)       $ (140,000)    $   (789,000)    $(59,000)
                                             ===============   =============       ===========   ==============   ==========

                                         F-5a

                        US SERVIS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended March 31,
                                                         ---------------------------------------------------------------------------
                                                                    1997                     1996                     1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $     (3,039,000)        $    (3,906,000)         $    (8,052,000)
    Adjustments to reconcile net loss to net cash
       flows from operating activities:
         Write-off of assets in restructuring                         -                       -                   2,898,000
         Depreciation and amortization of
           property and equipment                                  639,000                 521,000                  462,000
         Amortization of software technology                       189,000                 129,000                  548,000
         Amortization of goodwill                                   98,000                 130,000                   94,000
         Amortization of costs of issuing preferred
           stock                                                    30,000                  12,000                    -
         Other                                                         -                   (11,000)                 (13,000)
         Provision for losses on accounts receivable                96,000                 320,000                  152,000
         Deferred income taxes                                      62,000               1,024,000               (1,755,000)
         Compensation earned under employment
           agreement                                                   -                   742,000                  308,000
         Fair value adjustment of colateral held for
             note receivable from related party                    436,000                    -                        -
         Changes in operating assets and liabilities:
            Accounts receivable, billed                         (1,630,000)                (11,000)               2,056,000
            Accounts receivable, unbilled                         (234,000)                  -                        -
            Notes receivable                                       190,000                 277,000                1,451,000
            Prepaid and refundable income taxes                  2,302,000                (343,000)              (1,247,000)
            Prepaid expenses and other current
               assets                                             (251,000)                 (6,000)                (247,000)
            Other assets                                          (415,000)                   -                       6,000
            Accounts payable                                       780,000                 104,000                  173,000
            Accrued payroll and benefits                           291,000                 157,000                   44,000
            Accrued restructuring charges                         (803,000)             (1,566,000)               3,434,000
            Other accrued expenses                                 190,000                 207,000                  179,000
            Acrrued expenses for use of trade name                (192,000)                   -                        -
            Deferred income                                        197,000                (409,000)                  (5,000)
            Other current liabilities                              (85,000)                239,000                   44,000
               Net cash flows from operating                    -----------            ------------              ----------
                  activities                                    (1,149,000)             (2,390,000)                 530,000
                                                                -----------            ------------              ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                            (898,000)               (346,000)                (769,000)
    Proceeds from sale of equipment                                 25,000                    -                      82,000
    Purchase of certificate of deposit                                -                   (300,000)                       -
    Increase in goodwill                                              -                       -                     (34,000)
    Increase in software technology                               (192,000)               (158,000)                 (50,000)
               Net cash flows from investing                    -----------            ------------              ----------
                  activities                                    (1,065,000)               (804,000)                (771,000)
                                                                -----------            ------------              ----------

                        US SERVIS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended March 31,
                                                        ---------------------------------------------------------------------------
                                                                    1997                     1996                     1995

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of preferred stock, less
       related expenses                                   $      3,965,000        $      5,872,000     $               -
    Payments of long-term debt                                        -                       -                     (62,000)
    Purchase of common stock for treasury                             -                       -                     (59,000)
    Principal payment on capital lease obligation                 (234,000)               (253,000)                    -
                                                                -----------            ------------              ----------
               Net cash flows from financing activities          3,731,000               5,619,000                 (121,000)
                                                                -----------            ------------              ----------
 NET CHANGE IN CASH AND EQUIVALENTS                              1,517,000               2,425,000                 (362,000)

 CASH AND EQUIVALENTS, BEGINNING OF YEAR                         6,546,000               4,121,000                4,483,000
                                                                -----------            ------------              ----------
 CASH AND EQUIVALENTS, END OF YEAR                        $      8,063,000         $     6,546,000      $         4,121,000
                                                                ===========            ============              ==========

 SUPPLEMENTAL INFORMATION:
    Interest paid                                         $        166,000         $       114,000      $              4,000

    Income taxes refunded                                 $      2,399,000         $     1,952,000      $             14,000

    Issuance of common stock for compensation             $          -     $                  -         $          1,050,000

    Noncash financing activity:
       Reclassification of Series A preferred stock
         as a result of the elimination of the
         redemption provision                               $    5,906,000  $                  -         $             -

    Value assigned to goodwill relating to shares of
       common stock for prior year business
       acquisition                                          $         -            $       200,000      $              -

    Accretion (reversal) of dividends on preferred
       stock                                                $      (228,000)       $       228,000      $              -

    Stock issued to customer under contractual
       agreement                                            $       150,000        $           -        $              -




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

                Nature of the Business - The Company is a provider of outsourced business and information management services to physicians, physician networks, hospitals and ambulatory care centers associated with Intergrated Delivery Systems The Company's principal focus is providing billing and accounts receivement management services. The Company, through strategic alliances, has expanded its product offerings to include outsourcing of business management services to a managed care organization and the implementation of electronic medical records systems. The Company has also historically been a provider of clinical information systems products to hospitals. The Company is phasing out of this activity. (See Note 2)

                Revenue Recognition - Revenues are recognized under services and equipment agreements as follows:

                      Fees for the Company's services are primarily based on a percentage of net collections on clients' patient accounts and revenue is recognized as such services are performed. Accounts receivable, billed, represents amounts invoiced to clients. Accounts receivable, unbilled, represents fees recognized for services rendered, but not yet invoiced and is based upon the Company's estimate of fees that will be invoiced when collections on clients' patient accounts are received.

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

                Concentration of Credit Risks - The Company's accounts and notes receivable are principally from hospitals located throughout the U.S. (see Note 12 as to the major customers).

                The Company maintains its cash balances in several financial institutions which in some instances exceed federally insured limits

                Cash Equivalents - The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

                Property and Equipment - Property and equipment are stated at cost. Depreciation expense generally is provided by the straight-line method over the estimated lives of the assets, 3 to 7 years for computer equipment, 5 to 8 years for furniture and fixtures, and 7 to 10 years or the lease term, if shorter, for leasehold improvements.

                Software Technology - Costs associated with the development of software are expensed as incurred. The expenses amounted to $1,872,000, $2,466,000, and $3,180,000 for the years ended March
                31, 1997, 1996 and 1995, respectively. Purchased software technology is stated at cost, and is amortized over a 3 to 7 year period using the straight-line method.

                Goodwill - Goodwill consists of the excess of cost over net assets of acquired businesses and is being amortized over 40 years on the straight-line method.

                Income Taxes - Deferred taxes have been provided for temporary differences in reporting certain transactions for financial accounting and tax reporting purposes.

                Net Loss Per Share - Net loss per share is based on the weighted average number of common shares and equivalents outstanding during each year. The loss was adjusted by accretions equal to accrued dividends on the Company's preferred stock in the amount of $675,000, $228,000, and $-0- for the years ended March 31, 1997, 1996 and 1995, respectively. Warrants and options are included, using the treasury stock method, when exercise prices are less than the average market prices. No effect is given to common share equivalents when there is a net loss.

                Stock Option Compensations - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". This standard measures compensation associated with stock options based on a specific fair value definition but, allows companies to continue to measure compensation associated with employee stock options based on the intrinsic value approach. The Company has elected to continue to use the criteria set forth in APB No. 25 to measure compensation associated with the issuance of employee stock options. Accordingly, the Company has not recognized any compensation associated with the issuance of employee stock options during the years ended March 31, 1997 and 1996. Had compensation cost been determined pursuant to SFAS No. 123, pro forma net loss for the years ended March 31, 1997 and 1996 would have increased by approximately $163,000 and $258,000, respectively.

                Defined Contribution Profit Sharing Plan - The Company has a defined contribution 401(k) plan covering substantially all its employees. Employees who have one year of service are eligible to receive matching contributions from the Company. Company contributions are based on a percentage of employees' annual deferrals and are charged against income as incurred. Contributions were approximately $92,000, $71,000 and $52,000 in fiscal 1997, 1996 and 1995, respectively.

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

                During   1996,   the   Company   substantially   completed   its
                restructuring program and the final costs varied from the original estimates for certain items. As a result the Company recorded a net credit of $590,000 to reduce its restructuring accrual. During 1997, the estimate of the Company's restructuring was reevaluated at which time no charge or gain was required.


                The individual components of the 1996 credit and the 1995 restructuring charge are summarized as follows:

                                                                                                Year Ended March 31,
                                                                                               1996                1995

                  Writedown of capitalized software costs                               $        -              $2,127,000
                  Writedown of inventory and equipment                                           -                 714,000
                  Provision for doubtful accounts receivable on discontinued
                       products                                                                  -                 200,000
                  Consolidations and close down of facilities                                 (920,000)          1,189,000
                  Legal, consulting and related reserves                                      (125,000)            300,000
                  Termination costs related to the former Chairman                            (223,000)          1,394,000
                  Severance payments to employees                                              678,000             876,000
                                                                                            ----------         -----------

                                                                                             $(590,000)         $6,800,000

                At  March  31,  1997,   the   non-current   portion  of  accrued
                restructuring charges matures as follows:

                                 Year Ending March 31,

                                       1999                  $  177,000
                                       2000                      66,000
                                       2001                      10,000
                                       2002                      10,000
                                       2003 and thereafter      106,000
                                                              ----------
                                                             $  369,000

Note 3 -        Acquisitions - Purchases:

                Management-Data Services, Inc. ("MDS") - On March 9, 1993, the Company acquired through merger Vanco Business Management, Inc. ("VBM") The purchase price consisted of 180,000 shares of the Company's restricted common stock (valued at $2,059,000), $1,000,000 in cash plus closing costs of approximately $115,000.

                The  acquisition  was  reported  using  the  purchase  method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The $2,488,000 excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

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

                As a result of the Company's guarantee of the price of its common stock in the acquisition of AISCorp., the Company, in December 1993, issued 221,000 shares of its common stock and loaned $1,225,000 to the former owner. The loan bears interest at 5.1%, and was collateralized by 328,000 shares of the Company's common stock. Principal and interest are payable only from the proceeds of the sale of the collateral. Accordingly, the loan is reported as a reduction of the Company's shareholders' equity. Any unsold common stock at the due date of the loan will revert to the Company in exchange for cancellation of the then remaining loan balance and accrued interest. On June 26, 1996, the Company entered into an agreement to change the due date of the loan to the earlier of December 13, 2000 or ninety days after the price of the Company's stock reaches a per share price of $8.50 for five consecutive trading days. Also the Company agreed to reduce the collateral for the loan by 75,000 shares and an additional 50,000 shares when the per share price of the Company's Common Stock reaches certain price levels.

Note 4   -       Point-of-Care Clinical Information Systems:

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

Note 5  -       Property and Equipment:

                Property and equipment consist of:

                                                           March 31,
                                                    1997                 1996
                Property and equipment           $4,053,000           $3,486,000
                Leasehold improvements              313,000              409,000
                                                -----------         ------------
                                                  4,366,000            3,895,000
                Less: Accumulated depreciation
                  and amortization                2,603,000            2,366,000
                                                -----------          -----------
                                                 $1,763,000           $1,529,000
                                                 ==========           ==========

                Depreciation and amortization expense was $639,000, $521,000 and $462,000 for the years ended March 31, 1997, 1996 and 1995, respectively, and are included in selling, general and administrative expenses.


Note 6   -      Capital Lease Obligation:

                During September 1995, the Company leased three IBM AS400 computers for three years with semi-annual principal and interest payments of $150,000 at an interest rate of approximately 15% per annum. Future principal payments include $267,000 in fiscal 1998.

Note 7   -      Income Taxes:

                A summary of current and deferred income taxes included in the statements of operation is as follows:
                                                                                   Year Ended March 31,
                                                                    1997                   1996                   1995
                                                              ----------------       ---------------            ---------
                Current:
                   Federal                                   $          -                $(2,349,000)         $(1,704,000)
                   State and local                                      -                     45,000             (129,000)
                                                            ------------------        --------------           ----------
                                                                        -                 (2,304,000)          (1,833,000)
                                                            ------------------          ------------           ----------
                Deferred:
                   Federal                                              -                  1,024,000           (1,606,000)
                   State and local                                      -                     -                  (149,000)
                                                            ------------------    ------------------        -------------
                                                                        -                  1,024,000           (1,755,000)
                                                            ------------------          ------------         ------------

                Provision for income taxes                   $          -                $(1,280,000)         $(3,588,000)
                                                             =================           ===========          ===========

                The total income taxes are different than the amounts computed by applying the U.S. statutory federal income tax rate of 34%. The differences are summarized as follows:

                                                                                       Year Ended March 31,
                                                                             1997                1996                1995

                Income taxes at statutory rate                           $(1,033,000)        $(1,763,000)        $(3,958,000)
                Effect of losses without a current year tax
                   benefit                                                 1,185,000             237,000             592,000
                Alternative minimum tax                                       -                  156,000             115,000
                State and local taxes, net of federal benefit
                                                                            (210,000)             30,000            (189,000)
                Write off and amortization of nondeductible
                   technology costs and goodwill, net of
                   realization of deferred tax liability
                                                                              33,000              44,000            (114,000)
                Nondeductible business expenses and other
                                                                              25,000              16,000             (34,000)
                                                                        ------------      --------------      --------------

                Provision for income taxes                          $         -              $(1,280,000)        $(3,588,000)
                                                                    ================         ===========         ===========



                The significant components of the Company's net deferred tax assets are summarized below:

                                                                                         March 31,
                                                                   -------------------------------------------------------
                                                                         1997               1996               1995
                                                                    --------------     --------------     ---------

                    Accrued restructuring charges                      $   406,000         $   747,000         $1,384,000
                    Inventories                                             -                   -                 274,000
                    Allowance for doubtful accounts                        185,000             190,000             76,000
                    Equity based compensation                               -                   -                 155,000
                    Accrued vacation and other                             123,000             177,000             86,000
                    Depreciation                                           134,000              -                  -
                    Writedown of stockholder note receivable
                                                                           174,000              -                  -
                    Unbilled revenue                                      (555,000)           (461,000)          (461,000)
                    Alternative minimum tax credit                          -                  271,000            115,000
                    Net operating loss tax carryforwards
                                                                         3,684,000           2,814,000          2,571,000
                                                                       -----------         -----------        -----------
                                                                         4,151,000           3,738,000          4,200,000
                    Valuation allowance                                  4,151,000           3,676,000          3,114,000
                                                                       -----------         -----------        -----------

                                                                  $         -             $     62,000         $1,086,000
                                                                  ================        ============         ==========


                A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined that a full valuation allowance is appropriate at March 31, 1997 and 1996, except to the extent of refundable income taxes.

                At March 31,  1997,  AISCorp.  and US Servis,  Inc.  ("USS") had
                Federal net operating loss carryforwards of approximately $8,085,000 and $740,000, respectively which expire beginning in fiscal 2001. Of these losses, $5,292,000 is limited by the provisions of Section 382 of the Internal Revenue Code due to a more than 50% change in ownership. Following such a change, the utilization of tax loss carryforwards is limited to the value of the acquired Company on the date of such change, multiplied by the Federal long-term tax exempt rate (the "annual limitation"). To the extent amounts available under the annual limitation are not used, they may be carried forward for the remainder of 15 years from the date the losses were originally incurred. As a result of the change in ownership, use of net operating losses will be limited to approximately $225,000 per year for AISCorp. and $320,000 for USS, subject to certain additional limitations.


Note 8  -       Change in Revenue Recognition Method and Restatement:

                The accompanying financial statements for the years ended March 31, 1996 and 1995 have been retroactively restated for the effects of a change in income recognition. The Company changed its method of accounting for income recognition for business management services, whereby, revenue is recognized on collections in process as the services are performed. In prior years, revenue was recognized based solely on the net collections by the third party customers. The Company believes the new method of revenue recognition more accurately reflects the earnings process and is the method used throughout the industry.

                The effect of the change was a restatement to increase retained earnings as of April 1, 1994 for $794,000. The statement of operations for fiscal 1996 and 1995 were not materially effected by the restatement.

Note 9  -       Commitments and Contingencies:

                Leases - The annual minimum rental commitments under the terms of the Company's operating leases that have initial or remaining lease terms in excess of one year at March 31, 1997 are as follows:


                        Year Ending March 31,
                             1998                                    $  859,000
                             1999                                       729,000
                             2000                                       610,000
                             2001                                       601,000
                             2002                                       602,000
                             Thereafter                               1,067,000
                                                                     ----------
                        Total future minimum lease payments          $4,468,000

                Net rental expenses for office space amounted to $877,000, $671,000 and $776,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

                Employment Agreements - The Company has an employment agreement with an officer through March 31, 1999. Under this agreement, minimum compensation per annum aggregates $239,000 for the year ending March 31, 1998.

                In the event of the death of one other officer during the term of employment, the Company will be required to pay $100,000 per annum for a period of ten years.

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

                Commitment   and   Contingent   Liabilities  -  The  Company  is
                contingently liable for approximately $883,000 payable over nine years for the continued use of certain trade names.

                The Company is subject to certain lawsuits with particular customers which arose in the course of business. In the opinion of management, adequate provision has been made for any losses which may occur in connection with these lawsuits.

Note 10  -      Convertible Preferred Stock:

                On September 30, 1996 the Company issued through a private placement 1,000,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share, for a purchase price of
                $4,000,000. Concurrent to the issuance of the Series B Convertible Preferred Stock, the Series A Convertible Preferred stockholders agreed to eliminate the redemption provision that was incorporated into the provisions of the Series A Preferred Stock.

                On October 12, 1995, the Company issued, through a private placement, (i) 1,500,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, (ii) warrants to purchase up to 390,000 shares of the Company's common stock at an exercise price of $0.10 per share, and (iii) warrants to purchase up to 198,000 shares of the Company's common stock at an exercise price of $3.50 per share, for an aggregate purchase price of $6,000,000.

                As of March 31,  1997,  the  carrying  value of the  Convertible
                Preferred Stock has been reduced by $123,000 of unamortized stock issue costs. Dividends on the Convertible Preferred Stock accrue at a rate equal to 8% per annum, compounded quarterly. If not earlier paid, preferred dividends are payable on i) conversion or ii) dissolution of the Company.

                At any time, the preferred stock is convertible at the option of the holders into an equal number of common shares and under certain circumstances the Company may require conversion. In the event of the Company's liquidation, the holders of the Convertible Preferred Stock are entitled to $4.00 per share (aggregating $10,000,000) plus all accumulated and unpaid dividends.

Note 11 -       Shareholders' Equity:

                Options - The Company has an incentive stock option plan (the "1986 Plan") pursuant to which 600,000 shares of common stock of the Company have been reserved for issuance to key employees upon exercise of options. Options granted pursuant to the Plan are nontransferable by the optionees during their lifetimes, expire if not exercised within ten years from the date of the grant, and, under certain circumstances set forth in the Plan, may be exercised within three months following termination of employment. Options are granted to key employees as determined by the Board of Directors at not less than the fair market value of the shares underlying the option on the date the option is granted.

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

                In addition, the Board of Directors and the Company's shareholders approved a stock option plan (the "1994 Plan") to grant 350,000 shares of the Company's common stock to non-employee directors. All new nonemployee directors will automatically be eligible for a grant of options to purchase 50,000 shares of common stock of the Company at the then fair market value of the shares underlying the option on the day the option is granted. All current directors received additional options to purchase 40,000 shares. The options vest at 10,000 shares per year commencing one year from the date of grant, are nontransferable by the optionees during their lifetimes, expire if not exercised within ten years from the date of grant and may be exercised within one year following termination of service as an eligible director.

                Outstanding options at March 31, 1997 are as follows:

                                                                      Shares       Exercise Price       Expiration
                                                                     Issuable        Per Share             Date
                  Non Qualified Options Issued to Chairman
                    of the Board of Directors in October
                    1994 (1)                                         1,000,000        $3.50            October 2004
                  Nonemployee director in October 1994,
                    options  for 45,000  shares  vested and
                    options  for 10,000  shares vest in
                    fiscal 1998 and 1999.
                                                                        65,000    $3.00-$5.00          October 1999
                  Nonemployee directors in January 1995,                         `
                    options for 40,000 shares vested and
                    20,000 shares vesting annually through
                    January 2000                                       100,000         3.50            January 2005
                  Former President and Chief Operating
                    Officer of AISCorp. in June 1991 (2)
                                                                        75,000         4.00            June 2001
                                                                   -----------
                                                                     1,240,000
                  Incentive options                                    898,000    $3.00-$5.00          December 1997 -
                                                                    ----------
                                                                                                       February 2007
                                                                     2,138,000

                (1) 400,000 shares vested  October 1995,  the remaining  600,000 vest when the  Company's  stock has  closed at $5.00 or more per share on at least 30 of the last 40  business  days,  or upon a change in control, or on October 12, 2002.

                (2) All options are exercisable.


                Options under the Incentive Stock Option Plans are summarized as follows:

                                                                                       Year Ended March 31,
                                                                           1997                1996                1995
                Options outstanding at
                  beginning of year                                       1,136,000             989,000             321,000
                Options granted                                             285,000             405,000             894,000
                Options expired                                            (423,000)           (243,000)           (226,000)
                Options exercised                                            -                   -                   -
                Options transferred                                        (100,000)            (15,000)             -
                                                                         -----------        -----------     ----------

                Options outstanding at end of year                          898,000           1,136,000             989,000
                                                                         ==========           =========          ==========
                Option price per share
                                                                       $3.00-$5.00         $3.00-$7.00         $3.00-$7.00
                                                                       ===========         ===========         ===========
                Options exercisable:
                  Number of shares                                                                                  268,000
                                                                            387,000             185,000
                                                                            =======          ==========


                At March 31, 1997, options to purchase 851,000 shares are available for grant.

Note 11  -      Major Customers:

                Revenues from customers in excess of 10% of total revenues were as follows:

                                    Customer                                                 Year Ended March 31,
                            ------------------------                                   --------------------------
                                                                                      1997          1996          1995
                                                                                    --------      --------      ------


                University of Medicine & Dentistry, Newark, NJ                         11.6%         15.7%         15.5%

                MetroPlus Health Plan                                                  21.2           3.6            -

                Mount Sinai Practice Group, Elmhurst, NY                                7.4           9.2          11.7

                On February 14, 1997, MetroPlus Health Plan, the Company's largest customer, delivered a letter to the Company purporting to be a notice of default under the MetroPlus contract and giving the Company 90 days to cure all alleged events of default. This deadline was subsequently extended to May 30, 1997. The Company vigorously denies that it is in default under the MetroPlus contract. On May 22, 1997, the Company filed suit against MetroPlus Health Plan and the New York Health and Hospitals Corporation seeking an injunction prohibiting MetroPlus Health Plan from terminating the MetroPlus contract and seeking damages. On May 30, 1997, the Supreme Court of the State of New York, County of New York, issued a temporary restraining order prohibiting MetroPlus from terminating the MetroPlus contract and setting a hearing on the issuance of a temporary injunction for

                July 2, 1997. In the event that the Court were to refuse to issue a temporary injunction and MetroPlus were to immediately terminate the MetroPlus contract, such events would have a material adverse effect on the financial condition of the Company.


Note 12  -      New Accounting Standard:

                Earnings per Share - Statement of Financial Accounting Standards (SFAS No. 128) "Earnings per Share" was issued in February 1997, and is effective for financial statements issued for periods ending after December 31, 1997. SFAS 128 requires that earnings per share be presented more in line with earnings per share standards of other countries. The Company expects to adopt SFAS 128 for the year ending March 31, 1998. The adoption is not expected to have a material effect on the Company's financial Statements.

------------------------------------------------------------------------------
                                                Schedule VI
------------------------------------------------------------------------------
                                           US SERVIS, INC. AND SUBSIDIARIES

                                            NOTES TO FINANCIAL STATEMENTS





                                               VALUATION ACCOUNTS








-------------------------------------------------- ------------------ ------------------- ------------------ -------------------
                    COLUMN A                               COLUMN B           COLUMN C            COLUMN D           COLUMN E
-------------------------------------------------- ------------------ ------------------- ------------------ -------------------
                                                                          Additions
                                                      Balance at           Charged                               Balance at
                                                     Beginning of          to Costs                                End of
                   Description                          Period           and Expenses        Deductions            Period

March 31, 1997 -
    Allowance for doubtful accounts                        $458,000          $  96,000           $  90,000           $464,000
                                                           ========          =========           =========           ========

March 31, 1996 -
    Allowance for doubtful accounts                        $206,000           $320,000           $  68,000           $458,000
                                                           ========           ========           =========           ========

March 31, 1995 -
    Allowance for doubtful accounts                        $554,000           $152,000            $500,000           $206,000
                                                           ========           ========            ========           ========




                                        F-21

                                                       EXHIBITS INDEX

     Exhibit No.                                        Description                                                        Page
        3(1)        By-Laws. (I)                                                                                             *
        3(2)        Amended and Restated Certificate of Incorporation of the Registrant. (XVII)                              *
        3(3)        Certificate of Designation Relating to the Series A Convertible Preferred Stock of the Registrant.
                    (XVII)                                                                                                   *
        3(4)        Certificate of Designation Relating to the Series B Convertible Preferred Stock With a Par Value of
                    $.01 Per Share of US Servis, Inc. (XIX)                                                                  *
        3(5)        Amendment to Certificate of Designation Relating to the Series A Convertible Preferred Stock With a
                    Par Value of $.01 Per Share of US Servis, Inc. (XIX)                                                     *
        4(1)        Form of warrant to purchase in the aggregate up to 390,000 shares of the Registrant's Common Stock at an exercise price of $0.10 per share, such warrants issued October 12, 1995. (XV)
                                                                                                                             *
        4(2)        Form of warrant to purchase in the aggregate up to 198,000 shares of the Registrant's Common Stock at an exercise price of $3.50 per share, such warrants issued October 12, 1995. (XV)
                                                                                                                             *
        10(1)       Lease date March 31, 1986, between Skyline Associates, Inc. And Digital Equipment Corporation
                    relating to the premises located at 414 Eagle Rock Avenue, West Orange, New Jersey. (I)
                                                                                                                             *
        10(2)       1986 Stock Option Agreement. (I)                                                                         *
        10(3)       Service Agreement between the Registrant and Digital Equipment Corporation. (I)                          *
        10(4)       Non-qualified Stock Option Agreement between the Registrant and S.M. Caravetta, dated February 10,
                    1990 and expiring February, 1995. (III)                                                                  *
        10(5)       License Agreement between the Registrant and North County Computer Services, Inc. (III)                  *
        10(6)       Distribution/Sales Representation Agreement by and between Baxter Healthcare Corporation and
                    MedTake Corp., dated as of October 1, 1990. (IV)                                                         *
        10(7)       Letter Agreement by and among MedTake Corp., the Registrant, Salvatore M. Caravetta and Baxter
                    Healthcare Corporation,  dated as of October 1, 1990. (IV) *
        10(8)       Guaranty  of  the  Registrant  in  favor  of  Baxter   Healthcare
                    Corporation, dated as of October 1, 1990.   (IV)                                                         *
        10(9)       Complimentary Marketing Agreement between International Business Machines Corporation and the
                    Registrant. (V)                                                                                          *
       10(10)       Service Agreements between Digital Equipment Corporation and the Registrant. (V)                         *
       10(11)       Asset Purchase Agreement and Plan of Reorganization by and among Administrative Information Systems
                    Corporation, the Registrant and Receivables Management Corp., dated as of June 14, 1991. (VI)
                                                                                                                             *
       10(12)       Registration Rights Agreement by and between the Registrant and Administrative Information Systems,
                    Inc. (Misnamed in said document as "Administrative Information Services Corporation"), dated June
                    14, 1991. (VI)                                                                                           *
       10(13)       Employment Agreement among Receivables Management Corp. (Renamed AISCorp.), the Registrant and
                    Stephen G. Sullivan, dated as of June 14, 1991. (VI)                                                     *
       10(14)       Option Registration Rights Agreement by and Between the Registrant and Stephen G. Sullivan, dated
                    June 14, 1991. (IV)                                                                                      *
       10(15)       Employment Contract between the Registrant and S.M. Caravetta. (VII)                                     *
       10(16)       Employment Contract between the Registrant and James A. Pesce. (VII)                                     *
       10(17)       Agreement and Plan of Merger with Exhibits by and among the Registrant, Vanco Business Management,
                    Inc. and David K. Vanco, dated as of December 31, 1992. (VIII)                                           *
       10(18)       Employment Agreement, dated as of January 1, 1993, between Management-Data Service, Inc., the
                    Registrant and David K. Vanco. (VIII)                                                                    *
       10(19)       Registration Rights Agreement between David K. Vanco and the Registrant, dated as of December 31,
                    1992. (VIII)                                                                                             *
       10(20)       Guaranty dated March 5, 1993, given by the Registrant to Harris Bank Roselle relating to loans to
                    David K. Vanco. (VIII)                                                                                   *
       10(21)       Letter agreement between David K. Vanco and the Registrant, dated March 5, 1993, relating to the
                    guaranty of notes, from David K. Vanco to Harris Bank Roselle. (VIII)                                    *
       10(22)       Agreement of Merger with ACT/PC, dated September 15, 1993, amended November 12, 1993. (X)
                                                                                                                             *
       10(23)       Term Loan Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and Registrant. (X)
                                                                                                                             *
       10(24)       Guarantee Modification Agreement, dated as of December 13, 1993, between Stephen G. Sullivan and
                    the Registrant. (X)                                                                                      *
       10(25)       Escrow Agreement, dated as of December 13, 1993, between Stephen G. Sullivan, Registrant and Crummy
                    Del Deo Dolan Griffinger & Vecchione. (X)                                                                *
       10(26)       Termination Agreement relating to the Baxter Distribution/Sales Representation Agreement, dated
                    December 17, 1993. (X)                                                                                   *
       10(27)       Amendment to Agreement and Plan of Merger between the Registrant and Management-Data Services,
                    Inc., dated April 8, 1994. (XI)                                                                          *
       10(28)       Amendment to Employment Agreement between David K. Vanco and the Registrant, dated April 8, 1994.
                    (XI)                                                                                                     *
       10(29)       Employment Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)
                                                                                                                             *
       10(30)       Option Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)
                                                                                                                             *
       10(31)       Registration Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King.
                    (XII)                                                                                                    *
       10(32)       Stockholder Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King.
                    (XII)                                                                                                    *
       10(33)       S.M. Caravetta Termination Agreement between S.M. Caravetta and the Registrant, dated as of October
                    12, 1994, as amended. (XIII)                                                                             *
       10(34)       Letter of Intent, dated June 26, 1995, between the Registrant and Frontenac VI Limited Partnership.
                    (XIV)                                                                                                    *
       10(35)       Registrant's Amended 1993 Stock Option Plan. (XIV)                                                       *
       10(36)       Registrant's Amended 1994 Stock Option Plan for Non-Employee Directors. (XIV)                            *
       10(37)       Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated July 18, 1995, by and among the Registrant, a trust established for the benefit of descendants of Robert E. King,
                    Frontenac VI Limited Partnership and Morgan Holland Fund II, L.P. (XV)                                   *
       10(38)       Promissory Note of Graham O. King, dated June 14, 1995, payable to the Company. (XVI)                    *
       10(39)       First and Second Amendments to Series A Convertible Preferred Stock and Warrant Purchase Agreements
                    dated July 31, 1995 and October 10, 1995, respectively. (XVII)                                           *
       10(40)       Registration Agreement, dated October 12, 1995, by and among the Registrant, a trust established for the benefit of the descendants of Robert E. King, Frontenac VI Limited Partnership and Morgan
                    Holland Fund II, L.P. (XV)                                                                               *
       10(41)       Agreement for Administrative Services, dated December 21, 1995, between New York Health and
                    Hospitals Corporation and the Registrant. (XVIII)                                                        *
       10(42)       Series B Convertible Preferred Stock Purchase Agreement among US Servis, Inc., and the Purchasers
                    named on Schedule 1 thereto, dated as of September 30, 1996. (XIX)                                       *
       10(43)       First Amendment to Registration Rights Agreement among US Servis, Inc. and the Purchasers signatory
                    thereto, dated September 30, 1996. (XIX)                                                                 *
       10(44)       Agreement for Services, dated December 31, 1996, between University Physician Associates and the
                    Registrant. (XX)                                                                                         *


                                                NOTES TO EXHIBIT INDEX

      Note No.                                          Description
         (I)        Incorporated  by reference  from the Form S-18  Registration
                    Statement of the Registrant, dated June 10, 1986.
        (II)        Incorporated by reference from Amendment No. 1, dated September 6, 1986, to the Form
                    S-18 Registration Statement of the Registration.
        (III)       Incorporated by reference from the Registrant's  Form 10-K, dated
                    June 18, 1990. (IV) Incorporated by reference from the Registrant's Form
                    8-K, dated October 1, 1990.
         (V)        Incorporated by reference from the Registrant's Form S-3, Registration No. 33-39062, dated April 11, 1991.
        (VI)        Incorporated  by reference from the  Registrant's  Form 8-K, dated
                    June 18, 1991.  (VII)  Incorporated  by reference from the  Registrant's
                    Form 10-K, dated June 28, 1991.
       (VIII)       Incorporated by reference from the  Registrant's  Form 8-K, dated
                    March 9, 1993.
        (IX)        Incorporated by reference from the Registrant's Form
                    8-K, dated September 15, 1993.
         (X)        Incorporated  by reference from the  Registrant's  Form 8-K, dated
                    December 28, 1993.
        (XI)        Incorporated by reference from the Registrant's
                    Form 8-K, dated April 15, 1994.
        (XII)       Incorporated by reference from the
                    Registrant's Form 8-K, dated November 1, 1994.
       (XIII)       Incorporated by reference from the Registrant's  Form 10-Q, dated
                    November 11, 1994.
        (XIV)       Incorporated by reference from the Registrant's
                    Form 10-K, dated June 26, 1995.
        (XV)        Incorporated by reference from the
                    Registrant's  Form 10-K/A,  dated July 24, 1995.
        (XVI)       Incorporated by
                    reference from the Registrant's Form 10-Q, dated August 10, 1995.
       (XVII)       Incorporated by reference from the Registrant's  Form 10-Q, dated
                    November  10,  1995.
       (XVIII)      Incorporated   by  reference   from  the
                    Registrant's Form 10-Q, dated August 13, 1996.
        (XIX)       Incorporated by reference from the  Registrant's  Form 8-K, dated
                    September 30, 1996.
         (XX)       Incorporated by reference from the Registrant's
                    Form 10-Q, dated February 12, 1997 as amended June 17, 1997.

