Form 10-Q
period 1997-06-30
US SERVIS INC
filed 1997-08-13
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997 OR

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

                                    (732) 764-9898
                  (Registrant's telephone number, including area code)



                              (Registrant's Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                        Yes        X              No_______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
At August 12, 1997, the registrant had outstanding 6,351,000 outstanding shares of Common Stock, $0.01 par value.

                        US SERVIS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
PART I - FINANCIAL INFORMATION                                           1

         CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1997 AND
         MARCH 31, 1997                                                  2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS ENDED JUNE 30, 1997 AND 1996                       3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 1997                 4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED JUNE 30, 1997 AND 1996                            5-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7-8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            8-10


PART II - OTHER INFORMATION                                            11-12


SIGNATURES                                                               13


EXHIBIT INDEX                                                          14-16

                                     PART I

                              FINANCIAL INFORMATION


1.       Consolidated Financial Statements as at June 30, 1997

         The consolidated balance sheet as of March 31, 1997 has been derived from the audited Consolidated Balance Sheet contained in the Company's Form 10-K and is presented for comparative purposes. Certain items have been reclassified to conform to the current presentation. The accompanying consolidated financial statements presume that users have read the audited consolidated financial statements of the preceding fiscal year. Accordingly, footnotes which would have substantially duplicated such disclosures have been omitted.

         The interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. Such interim adjustments consist solely of normal recurring adjustments. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

US SERVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                June 30,                March 31,
                                                                  1997                     1997
                                                               ------------           ------------
                                             ASSETS                       (UNAUDITED)
CURRENT ASSETS
        Cash and equivalents                                    $5,783,000              $8,063,000
        Certificate of deposit                                     300,000                 300,000
        Accounts receivable:
          Billed, less allowance for doubtful
          accounts of $618,000 and $464,000                      5,166,000               4,092,000
          Unbilled                                               1,457,000               1,387,000
        Prepaid and refundable income taxes                         41,000                  41,000
        Prepaid expenses and other current assets                  798,000                 838,000
                                                               ------------            ------------
                        Total Current Assets                    13,545,000              14,721,000

PROPERTY AND EQUIPMENT                                           1,873,000               1,763,000

OTHER ASSETS:
        Software technology, less accumulated amortization
          of $541,000 and $481,000                                 365,000                 322,000
        Goodwill, less accumulated amortization of $412,000
          and $387,000                                           3,140,000               3,164,000
        Other                                                      808,000                 769,000
                                                              ------------            ------------
                        Total Other Assets                       4,313,000               4,255,000
                                                              ------------            ------------
                                                               $19,731,000             $20,739,000
                                                              ============            ============

                LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                        $1,418,000              $1,414,000
        Accrued payroll & benefits                               1,249,000               1,015,000
        Accrued restructuring charges                              522,000                 696,000
        Accrued expenses for use of trade name                      -                       62,000
        Other accrued expenses                                   1,001,000                 995,000
        Current portion of capital lease obligation                273,000                 263,000
        Deferred income                                            325,000                 439,000
        Customers' deposits and other current liabilities          327,000                 325,000
                                                               ------------            ------------
                        Total Current Liabilities                5,115,000               5,209,000

LONG-TERM LIABILITIES:
        Accrued restructuring charges - net of current portion     369,000                 369,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
        Convertible preferred stock, par value $.01 per share
          10,0000,000 shares authorized, 2,500,000 issued
          and outstanding (liquidation preference $11,121,000)
          at June 30, 1997                                          25,000                  25,000
        Common stock $.01 par value; 30,000,000 shares
          authorized; 6,367,000 shares issued                       64,000                  64,000
        Capital in excess of par value                          24,874,000              24,865,000
        Retained earnings (deficit)                            (10,012,000)             (8,805,000)
        Subscription receivable                                   (140,000)               (140,000)
        Note receivable - related party                           (505,000)               (789,000)
                                                              ------------             ------------
                                                                14,306,000              15,220,000
        Less Treasury Stock at cost: 15,700 shares                  59,000                  59,000
                                                              ------------             ------------
                        Total Shareholders' Equity              14,247,000              15,161,000
                                                              ------------            -------------
                                                               $19,731,000             $20,739,000
                                                              ============            =============

See accompanying notes to consolidated financial statements.

                  US SERVIS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                       1997            1996
REVENUES:
        Service fees                                5,893,000       4,604,000
        Sales of equipment                              5,000          98,000
        Software license fees                         133,000          22,000
        Interest and other                             92,000          67,000
                                                   -----------     -----------
                                                    6,123,000       4,791,000


EXPENSES:
        Cost of services                            4,434,000       3,361,000
        Cost of equipment sales                         2,000          46,000
        Research and development                      534,000         493,000
        Selling, general and administrative         2,051,000       1,708,000
        Interest expense                               25,000          31,000
        Loan Impairment Charge                        284,000       -
                                                   -----------     -----------
                                                    7,330,000       5,639,000
                                                   -----------     -----------
LOSS BEFORE INCOME TAXES                           (1,207,000)       (848,000)

BENEFIT FOR FEDERAL AND STATE INCOME TAXES              -                -
                                                   -----------     -----------
NET LOSS                                           (1,207,000)      (848,000)
                                                   ===========     ===========

NET LOSS PER COMMON SHARE                               (0.22)         (0.15)
                                                   ===========     ===========

WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                  6,351,000       6,296,000
                                                   ===========     ===========


                         US SERVIS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                    (UNAUDITED)



                                                                                                               CAPITAL IN
                                                      PREFERRED STOCK                COMMON STOCK              EXCESS OF
                                                     SHARES     PAR VALUE        SHARES       PAR VALUE        PAR VALUE

                                                  -----------  --------------   ---------   -------------    --------------
BALANCE, MARCH 31, 1997                              2,500,000      $25,000    6,367,000       $64,000         $24,865,000

THREE MONTHS ENDED
     JUNE 30,1997

         Allowance for loan collateral impairment

         Amortization of Stock Issue Costs                                                                          9,000

         Net Loss

                                                  -------------  ----------  -----------    ----------      -------------
BALANCE, JUNE 30, 1997                               2,500,000      $25,000    6,367,000       $64,000        $24,874,000
                                                  =============  ==========  ===========    ==========      =============


See accompanying notes to consolidated financial statements.

                       US SERVIS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                    (UNAUDITED)
                                    (CONTINUED)


                                                                                                  NOTE
                                                      RETAINED        SUBSCRIPTION             RECEIVABLE -       TREASURY
                                                      EARNINGS        RECEIVABLE               RELATED PARTY
                                                                                                                   STOCK
                                                  -------------      --------------            -------------    --------------
BALANCE, MARCH 31, 1997                              ($8,805,000)       ($140,000)               ($789,000)       ($59,000)

THREE MONTHS ENDED
     JUNE 30,1997

         Allowance for loan collateral impairment                                                  284,000

         Amortization of Stock Issue Costs

         Net Loss                                    (1,207,000)

                                                   -------------        ----------              -----------       ---------
BALANCE, JUNE 30, 1997                              $10,012,000)        ($140,000)               ($505,000)       ($59,000)
                                                   =============        ==========              ===========       =========


See accompanying notes to consolidated financial statements.



                                    4-A

                    US SERVIS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 JUNE  30,
                                                                                1997          1996
                                                                           ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                           ($1,207,000)    ($848,000)
        Adjustments to reconcile net loss to net cash flows
                from operating activities:
                Depreciation and amortization of property and equipment        169,000       162,000
                Accrued interest on capitalized lease obligations               10,000        20,000
                Amortization of software technology                             60,000        43,000
                Amortization of goodwill                                        24,000        25,000
                Amortization of convertible preferred issue costs                9,000         6,000
                Gain on sale of equipment                                      -              (6,000)
                Provision for losses on accounts receivable                    154,000        24,000
                Amortization of officer stock compensation                        -              -
                Loan impairment charge                                         284,000           -
                Changes in operating assets and liabilities-
                        Accounts receivable                                 (1,298,000)   (1,685,000)
                        Note and installment receivables                         -            90,000
                        Prepaid and refundable income taxes                      -           (65,000)
                        Deferred income taxes                                   62,000
                        Prepaid expenses and other current assets               40,000        70,000
                        Other assets                                           (39,000)       (4,000)
                        Accounts payable                                         4,000      (124,000)
                        Accrued payroll & benefits                             234,000       110,000
                        Accrued expenses for use of trade name                 (62,000)       39,000
                        Other accrued expenses                                   6,000       289,000
                        Accrued restructuring                                 (174,000)     (235,000)
                        Deferred income                                       (114,000)      (13,000)
                        Customer deposits and other current liabilities          2,000       (17,000)
                                                                           ------------  ------------
                                Net cash flows from operating activities:   (1,898,000)   (2,057,000)
                                                                           ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in software technology                                       (103,000)      (58,000)
        Purchase of property and equipment                                    (279,000)      (67,000)
        Proceeds from sale of equipment                                           -           27,000
                                                                           ------------  ------------
                                Net cash flows from investing activities      (382,000)      (98,000)
                                                                           ------------  ------------
NET CHANGE IN CASH AND EQUIVALENTS                                          (2,280,000)   (2,155,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    8,063,000     6,546,000
                                                                           ------------  ------------

CASH AND EQUIVALENTS, END OF PERIOD                                         $5,783,000    $4,391,000
                                                                           ============  ============


See accompanying notes to consolidated financial statements.

                   US SERVIS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                             (concluded)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE  30,
                                                                               1997             1996
                                                                           -----------      ------------

SUPPLEMENTAL INFORMATION:
        Interest paid                                                         $ 25,000      $   -

        Acretion equal to accrued dividends on
        Preferred Convertible Stock                                           $   -         $124,000
                                                                           ============    ============






See accompanying notes to consolidated financial statements.

                        US SERVIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (UNAUDITED)



Note A - Basis of Presentation:

The consolidated financial statements include all the accounts of US SERVIS, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

Note B - Nature of Business:

The Company is a provider of outsourced business and information management services to physicians, physician networks, hospitals and ambulatory care centers associated with Integrated Delivery Systems. The Company's principal focus is providing billing and accounts receivable management services. The Company, through strategic alliances, has expanded its product offerings to include outsourcing of business management services to a managed care organization and the implementation of electronic medical records systems. The Company has also historically been a provider of clinical information systems products to hospitals. The Company is phasing out of this activity. (See Note 2 to the Consolidated Financial Statements as of March 31, 1997).

Note C - Change in Revenue Recognition Method and Restructuring:

The accompanying financial statements for the three months ended June 30, 1996 have been retroactively restated for the effects of a change in income recognition. The Company changed its method of accounting for income recognition for business management services, whereby, revenue is recognized on collections in process as the services are performed. In prior years, revenue was recognized based solely on the net collections by the third party customers. The Company believes the new method of revenue recognition more accurately reflects the earnings process and is the method used throughout the industry.

The effect of the change was to increase by $35,000 (or $.01 per share) reported revenues and net income in the statement of operations for the three months ended June 30, 1996.

Note D - Net Loss Per Common Share:

The computation of fully diluted net loss per share was antidilutive in each of the applicable periods presented; therefore no separate calculation of fully diluted loss per share was reported. Net loss per common share was determined by dividing net loss, as adjusted, by amounts equal to accrued dividends on the Company's preferred stock, in the amount of $218,000 and $124,000 for the three months ended June 30, 1997 and 1996, respectively.

Note E - MetroPlus Litigation:

On February 14, 1997, MetroPlus Health Plan, the Company's largest customer, delivered a letter to the Company purporting to be a notice of default under the MetroPlus contract and giving the Company 90 days to cure all alleged events of default. This deadline was subsequently extended to May 30, 1997. The Company vigorously denies that it is in default under the MetroPlus contract. On May 22, 1997, the Company filed suit against MetroPlus Health Plan and the New York Health and Hospitals Corporation seeking an injunction prohibiting MetroPlus Health Plan from terminating the MetroPlus contract and seeking damages. On May 30, 1997, the Supreme Court of the State of New York, County of New York, issued a temporary restraining order prohibiting MetroPlus from terminating the MetroPlus contract. On July 23, 1997, the Court held a hearing on the Company's request for a temporary injunction. At the hearing, the Court took the matter under advisement and informed the parties that it would render a decision on or prior to August 18, 1997. In the interim, the temporary restraining order prohibiting MetroPlus from terminating its contract with the Company remains in effect. In the event that the Court were to refuse to issue a temporary injunction and MetroPlus were to immediately terminate the MetroPlus contract, such events would have a material adverse effect on the financial condition of the Company.



                                     GENERAL


Sales and Marketing Progress

During the first quarter of Fiscal 1998, the Company was successful in renewing for two years its agreement to provide business management services to Mount Sinai Medical Group in Elmhurst, New York and its agreement to provide remote computing services to Beth Israel Medical Center in New York, New York. These two contracts provide approximately $2.5 million of annual revenues.


                         LIQUIDITY AND CAPITAL RESOURCES

                                     June 30, 1997         March 31, 1997
                                     -------------         --------------
     Total Current Assets             $13,545,000            $14,721,000
     Total Current Liabilities          5,115,000              5,209,000
     Working Capital                   $8,430,000             $9,512,000
     Working Capital Ratio to 1            2.6                   2.8

During the three months ended June 30, 1997, Working Capital decreased $1,082,000 from $9,572,000 to $8,430,000 primarily as a result of continued operating losses. Cash and Equivalents decreased $2,280,000, primarily due to the net loss and an increase in accounts receivable, billed, of $1,074,000.

The major components of the increase in accounts receivable, billed, was an increase in the amount due from MetroPlus of $1,462,000 which was partially offset by a decrease in physician receivables of $405,000.

Since the commencement of the MetroPlus lawsuit, the Company has continued to provide services to MetroPlus pursuant to its contract. During this period, MetroPlus has made no payments to the Company. As of August 12, 1997, approximately $1.8 million in fees were unpaid and past due (over 60 days old).

The Company expects that its cash position will continue to decrease throughout the remainder of fiscal 1998 as a result of operating losses but anticipates that available cash and cash flow from operations will be sufficient to meet the Company's operating and capital requirements for at least through June 30, 1998. A continued refusal by MetroPlus to make payments under the MetroPlus contract would have a material adverse impact on the cash flow of the Company. (See Part II - Item 1, MetroPlus Litigation).

                              RESULTS OF OPERATIONS

                                    REVENUES

                                          Three Months Ended June 30,
                                        1997                    1996
                                     -----------            -----------
     Service fees                     $5,893,000             $4,604,000
     Sales of equipment                    5,000                 98,000
     Software license fees               133,000                 22,000
     Interest and other                   92,000                 67,000
                                     -----------            -----------
                                      $6,123,000              4,791,000


For the three months ended June 30, 1997, the Company's revenues increased $1,332,000 when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $1,289,000, software license fees of $111,000, and interest and other of $25,000. These increases were partially offset by a decrease in sales of equipment of $93,000.

Contributing to the increase in revenues from service fees were increases of $469,000 from hospital services, $94,000 from physician services and $790,000 from TPA services provided to MetroPlus. (See Part II - Item 1, MetroPlus Litigation). These increases were partially offset by a $64,000 decrease in revenues from clinical services.

                                    EXPENSES

                                             Three Months Ended June 30,
                                              1997                1996
                                          -----------         -----------
     Cost of services                      $4,434,000          $3,361,000
     Cost of equipment sales                    2,000              46,000
     Research and development                 534,000             493,000
     Selling, general and administrative    2,051,000           1,708,000
     Interest expense                          25,000              31,000
     Loan impairment charge                   284,000                ---
                                          -----------         -----------
                                           $7,330,000          $5,639,000

For the three months ended June 30, 1997, the Company's expenses increased $1,691,000 when compared to the same period in the prior fiscal year.
Contributing to this increase were increases in the cost of services of $1,073,000, selling, general and administrative expenses of $343,000 and research and development expenses of $41,000 and a loan impairment charge of $284,000 recorded in the first quarter of Fiscal 1998. These increases were partially offset by decreases in cost of equipment sales of $44,000 and interest expense of $6,000.

The major components of the increase in cost of services were approximately $280,000 of start-up expenses for new services to University Physician Associates ("UPA"), approximately $240,000 relating to additional infrastructure to support expansion of hospital-based physician processing, approximately $200,000 related to the implementation of MedicaLogicTM for one of our hospital clients and approximately $330,000 for additional services to other hospital clients.

Substantially, all of the increase in selling, general and administrative expenses is attributable to legal fees related to the MetroPlus lawsuit ($193,000), and an increase in the allowance for doubtful accounts of $130,000 related to MetroPlus. (See Part II - Item 1, MetroPlus Litigation).

On June 30, 1997, the Company incurred an additional loan impairment charge representing the decline in market value of the 252,557 shares of the Company's common stock held as security for a loan made in connection with an acquisition in 1991. This charge was based on the closing price of the Company's common stock on June 30, 1997, which was $2.00 per share. If and to the extent that the closing stock price at the end of any subsequent quarter is greater than $2.00, there will be a reversal of this charge.

                                    NET LOSS

For the three months ended June 30, 1997, the Company reported a net loss of $1,207,000 or $0.22 per common share compared to a net loss of $848,000 or $0.15 per common share during the same period last year.

For the period ended June 30, 1997, there were three nonrecurring items that adversely impacted results and contributed to the increased net loss of $359,000. These items include $193,000 of legal fees associated with the MetroPlus lawsuit, a $130,000 increase in the allowance for doubtful accounts related to MetroPlus and a $284,000 loan impairment charge.

                           PART II - OTHER INFORMATION


Item 1       -    Litigation

                  MetroPlus Litigation Reference is made to the description of the litigation between the Company and MetroPlus Health Plan and the New York Health and Hospitals Corporation that is contained in Item 3 of the Company's report on Form 10-K for the fiscal year ended March 31, 1997. Subsequent to such report, the Court held a hearing on the Company's request for a temporary injunction on July 23, 1997. At the hearing, the Court took the matter under advisement and informed the parties that it would render a decision on or prior to August 18, 1997. In the interim, the temporary restraining order prohibiting MetroPlus from terminating its contract with the Company remains in effect.

                  Other Litigation There has been no material change to the status of the other litigation described in Item 3 of the Company's report on Form 10-K for the fiscal year ended March 31, 1997.


Item 2       -    Changes in Securities

                  None

Item 3       -    Defaults Upon Senior Securities

                  None


Item 4       -    Submission of Matters to a Vote of Security Holders

                  None

Item 5       -    Other Information

                  Issuance, Cancellation and Repricing of Options On July 23, 1997, the Option Committee of the Board of Directors voted to take the following actions with regard to options granted or to be granted under the Company's 1993 Stock Option Plan. These actions were ratified by action of the Board of Directors at a meeting on July 30, 1997.

                  Options to purchase 1,000,000 shares of Common Stock had been granted to Graham O. King, Chairman and Chief Executive Officer. The exercise price of these options was $3.50 per share. The Company authorized the cancellation of options to purchase 200,000 shares and the resetting of the exercise price for the remaining 800,000 of the options to $1.3125 per share.

                  Options to purchase 150,000 shares of Common Stock had been granted to James A. Pesce, President. The exercise price of these options was $3.00 per share. The Company authorized the issuance of an additional 125,000 options with an exercise price of $1.3125 per share and the resetting of the exercise price for all of Mr. Pesce's outstanding options to $1.3125 per share.

                  Options to purchase 50,000 shares of Common Stock had been granted to Robert E. Van Metre, Secretary and Vice President, Accounting and Finance. The exercise price of these options was $3.375 per share. The Company authorized the issuance of an additional 100,000 options with an exercise price of $1.3125 per share and the resetting of the exercise price for all of Mr. Van Metre's outstanding options to $1.3125 per share.

                  Options to purchase 90,000 shares of Common Stock had been granted to Sophia V. Bilinsky, Vice President, Physician Delivery Systems. The exercise price of these options ranged from $3.50 to $3.75 per share. The Company authorized the issuance of an additional 160,000 options with an exercise price of $1.3125 per share and the resetting of the exercise price for all of Ms. Bilinsky's outstanding options to $1.3125 per share.

                  Options to purchase 90,000 shares of Common Stock had been granted to Derek A. Pickell, Vice President, Sales. The exercise price of these options ranged from $3.50 to $4.25 per share. The Company authorized the issuance of an additional 160,000 options with an exercise price of $1.3125 per share and the resetting of the exercise price for all of Mr. Pickell's options to $1.3125 per share.

                  Options to purchase 246,000 shares of Common Stock had been granted to twenty four (24) other employees. The exercise price of these options ranged from $3.375 to $4.875 per share. The Company authorized the resetting of the exercise price for all of these employee options to $1.3125 per share.


Item 6       -    Exhibits and Reports on Form 8-K

                  (a) Exhibits: the exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the
                           Exhibit Index that follows the signature page.

                  (b) Reports on Form 8-K; No report on Form 8-K was filed during the first three months of the fiscal year ending March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    US SERVIS, INC.
                                                     (Registrant)



Date:  August 12, 1997       By:      _____/s/__Graham O. King______ (L.S.)
                                             Graham O. King
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:  August 12, 1997       By:      ____/s/___Robert E. Van Metre__(L.S.)
                                             Robert E. Van Metre
                                             Principal Accounting Officer and
                                             Chief Financial Officer


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

         (XX)       Incorporated by reference from the Registrant's Form 10-Q dated February 12, 1997 as amended June 17, 1997.