Form 10-Q
period 1997-09-30
US SERVIS INC
filed 1997-11-12
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997 OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
At November 11, 1997, the registrant had outstanding 6,351,000 outstanding shares of Common Stock, $0.01 par value.

                        US SERVIS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.

PART I - FINANCIAL INFORMATION                                            1

         CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1997 AND
         MARCH 31, 1997                                                   2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX AND
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                   3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997               4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                        5-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7-8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             8-12


PART II - OTHER INFORMATION                                               13


SIGNATURES                                                                14


EXHIBIT INDEX                                                            15-17

                                     PART I

                              FINANCIAL INFORMATION


1.       Consolidated Financial Statements as at September 30, 1997

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

US SERVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                 September 30,    March 31,
                                                      1997         1997
                                                 ------------    ----------
                       ASSETS                             (UNAUDITED)
CURRENT ASSETS:
Cash and equivalents                               $3,085,000   $8,063,000
Certificate of deposit                                300,000      300,000
Accounts receivable:
  Billed, less allowance for doubtful
   accounts of $642,000 and $464,000                7,636,000    4,092,000
Unbilled                                            1,607,000    1,387,000
Prepaid and refundable income taxes                    41,000       41,000
Prepaid expenses and other current assets             646,000      838,000
                                                   ----------   ----------
   Total Current Assets                            13,315,000   14,721,000
                                                   ----------   ----------
PROPERTY AND EQUIPMENT:                             1,790,000    1,763,000
                                                   ----------   ----------
OTHER ASSETS:
Software technology, less accumulated
  amortization of $597,000 and $481,000               353,000      322,000
Goodwill, less accumulated amortization
  of $436,000 and $387,000                          3,115,000    3,164,000
Other                                                 821,000      769,000
                                                   ----------   ----------
  Total Other Assets                                4,289,000    4,255,000
                                                  -----------  -----------
                                                  $19,394,000  $20,739,000
                                                  ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                   $1,464,000   $1,414,000
Accrued payroll & benefits                            834,000    1,015,000
Accrued restructuring charges                         459,000      696,000
Accrued expenses for use of trade name                 21,000       62,000
Other accrued expenses                              1,220,000      995,000
Current portion of capital lease obligation           133,000      263,000
Deferred income                                       338,000      439,000
Customers' deposits and other current liabilities     331,000      325,000
                                                   ----------   ----------
   Total Current Liabilities                        4,800,000    5,209,000
                                                   ----------   ----------
LONG TERM LIABILITIES:
Accrued restructuring charges - net of
  current portion                                     300,000      369,000
                                                   ----------   ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock, par value $.01
  per  share  10,0000,000  shares authorized,
  2,500,000 issued and outstanding (liquidation
  preference $11,345,000) at September 30, 1997        25,000       25,000
Common stock $.01 par value; 30,000,000 shares
authorized; 6,367,000 shares issued                    64,000       64,000
Capital in excess of par value                     24,882,000   24,865,000
Retained earnings (deficit)                       (10,194,000)  (8,805,000)
Subscription receivable                              (140,000)    (140,000)
Note receivable - related party                      (284,000)    (789,000)
                                                   ----------   ----------
                                                   14,353,000   15,220,000
Less Treasury Stock at cost: 15,700 shares             59,000       59,000
                                                   ----------   ----------
  Total Shareholders' Equity                       14,294,000   15,161,000
                                                   ----------   ----------
                                                  $19,394,000  $20,739,000
                                                  ===========  ===========


See accompanying notes to consolidated financial statements.
                                       2

                         US SERVIS, INC. AND SUBSIDIAIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                      SEPTEMBER 30,
                                               -------------------------
                                                    1997         1996
                                               -----------   ----------
REVENUES:
Service fees                                   $12,457,000   $9,749,000
Sales of equipment                                  11,000      110,000
Software license fees                              290,000       95,000
Interest and other                                 144,000      145,000
                                                ----------   ----------
                                                12,902,000   10,099,000
                                                ----------   ----------
EXPENSES:
Cost of services                                 9,331,000    7,082,000
Cost of equipment sales                              7,000       56,000
Research and development                           806,000      961,000
Selling, general and administrative              3,592,000    3,508,000
Interest expense                                    50,000       61,000
Loan impairment charge                             505,000        -
                                                ----------   ----------
                                                14,291,000   11,668,000
                                                ----------   ----------

LOSS BEFORE INCOME TAXES                        (1,389,000)  (1,569,000)

BENEFIT FOR FEDERAL AND STATE INCOME TAXES           -           -
                                                -----------  -----------
NET LOSS                                        (1,389,000)  (1,569,000)
                                                ===========  ===========
NET LOSS PER COMMON SHARE                            (0.29)       (0.29)
                                                ===========  ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      6,351,000    6,296,000
                                                ===========  ===========

                                                   THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 ---------------------
                                                    1997         1996
                                                 ----------  ----------
REVENUES:
Service fees                                    $6,564,000   $5,145,000
Sales of equipment                                   6,000       12,000
Software license fees                              157,000       73,000
Interest and other                                  52,000       78,000
                                                 ----------   ----------
                                                 6,779,000    5,308,000
                                                 ----------   ----------
EXPENSES:
Cost of services                                 4,897,000    3,721,000
Cost of equipment sales                              5,000       10,000
Research and development                           272,000      468,000
Selling, general and administrative              1,541,000    1,800,000
Interest expense                                    25,000       30,000
Loan impairment charge                             221,000        -
                                                 ----------   ----------
                                                 6,961,000    6,029,000
                                                 ----------   ----------

LOSS BEFORE INCOME TAXES                          (182,000)    (721,000)

BENEFIT FOR FEDERAL AND STATE INCOME TAXES             -           -
                                                  ----------   ----------
NET LOSS                                          (182,000)    (721,000)
                                                  ==========   ==========
NET LOSS PER COMMON SHARE                            (0.06)       (0.14)
                                                  ==========   ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       6,351,000    6,296,000
                                                 ==========   ==========

See accompanying notes to consolidated financial statements.

  US SERVIS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
    (UNAUDITED)




                              PREFERRED STOCK          COMMON STOCK      CAPITAL IN                              NOTE
                          ---------------------   ----------------------  EXCESS OF   RETAINED   SUBSCRIPTION RECEIVABLE- TREASURY
                          SHARES      PAR VALUE   SHARES      PAR VALUE   PAR VALUE   EARNINGS    RECEIVABLE    RELATED      STOCK
                                                                                                                 PARTY
                          ------      ---------   ------      ---------   ---------   --------    -----------  ----------  --------

BALANCE, MARCH 31, 1997   2,500,000    $25,000   6,367,000     $64,000  $24,865,000  ($8,805,000)  ($140,000)  ($789,000)  ($59,000)

SIX MONTHS ENDED
SEPTEMBER 30,1997

Allowance for loan
  collateral impairment                                                                                         505,000

Amortization of Stock
  Issue Costs                                                                17,000

Net Loss                                                                              (1,389,000)

BALANCE,                 ----------    -------  ----------    -------   ----------- -----------   ---------   ---------    --------
  SEPEMBER 30, 1997       2,500,000    $25,000   6,367,000    $64,000   $24,882,000 ($10,194,000) ($140,000)  ($284,000)   ($59,000)
                         ==========     ======= ==========    =======    ========== ============  ==========  ==========   =========

See accompanying notes to consolidated financial statements.

                        US SERVIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                 ---------------------------
                                                                       1997          1996
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        ($1,389,000)  ($1,569,000)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
     Depreciation and amortization of property and equipment          339,000       326,000
     Amortization of software technology                              117,000        88,000
     Amortization of goodwill                                          49,000        49,000
     Amortization of convertible preferred issue costs                 17,000        13,000
     Gain on sale of equipment                                        (11,000)       (6,000)
     Provision for losses on accounts receivable                      178,000        48,000
     Loan impairment charge                                           505,000          -
     Changes in operating assets and liabilities-
       Accounts receivable                                         (3,942,000)   (3,194,000)
       Note and installment receivables                                 -           143,000
       Prepaid and refundable income taxes                              -         2,278,000
       Prepaid expenses and other current assets                      112,000       264,000
       Other assets                                                   (52,000)      (29,000)
       Accounts payable                                                50,000       461,000
       Accrued payroll & benefits                                    (181,000)      164,000
       Accrued expenses for use of trade name                         (41,000)     (233,000)
       Other accrued expenses                                         225,000       141,000
       Accrued restructuring                                         (306,000)     (437,000)
       Deferred income                                               (101,000)       39,000
       Customer deposits and other current liabilities                  6,000       (24,000)
                                                                   -----------   -----------
         Net cash flows from operating activities:                 (4,425,000)   (1,478,000)
                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of software technology                                    (148,000)      (91,000)
  Purchase of property and equipment                                 (363,000)     (149,000)
  Proceeds from sale of equipment                                       8,000        27,000
                                                                   -----------   -----------
    Net cash flows from investing activities                         (503,000)     (213,000)
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obigation                       (130,000)     (112,000)
 Issuance of preferred stock net of issue costs                          -        3,950,000
 Loan repayments from officers                                         80,000         -
                                                                   -----------   -----------
    Net cash flows from financing activities                          (50,000)    3,838,000
                                                                   -----------   -----------

NET CHANGE IN CASH AND EQUIVALENTS                                 (4,978,000)    2,147,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           8,063,000     6,546,000

                                                                   -----------   -----------
CASH AND EQUIVALENTS, END OF PERIOD                                $3,085,000    $8,693,000
                                                                   ===========   ===========



See accompanying notes to consolidated financial statements.
                                       5

                          US SERVIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)






                                                                        SIX MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                      ---------------------
                                                                       1997          1996
                                                                      --------   ----------
SUPPLEMENTAL INFORMATION:
  Interest paid                                                       $30,000       $38,000
                                                                      ========   ==========
  Income taxes refunded                                               $   -      $2,340,000
                                                                      ========   ==========
  Transferred from deferred income taxes to prepaid and
   refundable income taxes                                            $   -         $62,000
                                                                      ========   ===========






See accompanying notes to consolidated financial statements.

                        US SERVIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (UNAUDITED)



Note A - Basis of Presentation:

The consolidated financial statements include all the accounts of US SERVIS, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

Note B - Nature of Business:

The Company is a professional management company that provides outsourcing services to physician networks and hospital business offices, associated with Integrated Delivery Systems. The Company's principal focus is providing billing, accounts receivable management services and information systems management services. The Company, through strategic alliances, has expanded its product offerings to include outsourcing of third party administrative services to a managed care organization and the implementation of electronic medical records systems. The Company has also historically been a provider of clinical information systems products to hospitals. The Company is phasing out of this activity. (See Note 2 to the Consolidated Financial Statements as of March 31,
1997).

Note C - Change in Revenue Recognition Method and Restructuring:

The accompanying financial statements for the six and three months ended September 30, 1996 have been retroactively restated for the effects of a change in income recognition. The Company changed its method of accounting for income recognition for business management services, whereby, revenue is recognized on collections in process as the services are performed. In prior years, revenue was recognized based solely on the net collections by the third party customers. The Company believes the new method of revenue recognition more accurately reflects the earnings process and is the method used throughout the industry.

The effect of the change was to increase by $252,000 (or $.04 per share) reported revenues and net income in the statement of operations for the six months ended September 30, 1996.

Note D - Net Loss Per Common Share:

The computation of fully diluted net loss per share was antidilutive in each of the applicable periods presented; therefore no separate calculation of fully diluted loss per share was reported. Net loss per common share includes an adjustment for the amount equal to accrued dividends on the Company's preferred stock of $442,000 and $253,000 for the six months ended September 30, 1997 and 1996, respectively and $224,000 and $129,000 for the three months ended September 30, 1997 and 1996, respectively.

Note E - MetroPlus Settlement:

On October 31, 1997, the Company reached a full settlement of the litigation and all matters of dispute between it and its largest customer, MetroPlus Health Plan, a division of New York City Health and Hospitals Corporation (MetroPlus/HHC).

As part of the settlement, the Company received $3,132,118 in full payment for the third party administrative services provided through September 30, 1997. Substantially all of this amount had been previously recorded as revenue and accounts receivable. In addition, the Company will receive payments of $2,237,500 for services to be rendered from October 1, 1997 through February 28, 1998. Pursuant to the original contract, MetroPlus/HHC has elected to terminate the contract with the Company as of February 28, 1998. The settlement agreement stipulates that all claims in the lawsuit will be dismissed.

Simultaneously, with the resolution of the dispute with MetroPlus/HHC, the Company settled the case brought against it by VertiHealth, its subcontractor for the MetroPlus contract. Pursuant to this settlement, the Company paid $795,540 to VertiHealth for prior services rendered. Such amount was reflected as an expense of the Company prior to September 30, 1997 and was reflected as accounts payable on the balance sheet of the Company as of such date.


                                     GENERAL


During the second quarter of Fiscal 1998, the Company was successful in signing a multi-year agreement to provide billing and accounts receivable management services to the Department of Radiology of a major New York City university. During the quarter, the Company concluded a series of actions that will result in a reduction of ongoing operating expenses estimated to be greater than $2,500,000 per year. Excluding the loan impairment charge of $221,000, the Company achieved positive net income ($39,000) for the quarter ended September 30, 1997 for the first time since the quarter ended December 31, 1993.

The MetroPlus/HHC settlement (see Note E) did not have a material impact on the Company's financial results for the period ending September 30, 1997, but it will have an immediate beneficial impact on the Company's balance sheet. The termination of the MetroPlus/HHC contract will have an adverse impact on the Company's financial performance after February 28, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES
                                                           September 30, 1997       March 31, 1997
                                                           ------------------       --------------

               Total Current Assets                           $13,315,000            $14,721,000
               Total Current Liabilities                        4,800,000              5,209,000
               Working Capital                                 $8,515,000             $9,512,000
               Working Capital Ratio to 1                          2.8                   2.8

During the six months ended September 30, 1997, Working Capital decreased $997,000 from $9,512,000 to $8,515,000 primarily as a result of continued operating losses. Cash and Equivalents decreased $4,978,000 primarily due to the net loss, an increase in accounts receivable, billed, of $3,544,000, and a net decrease in current liabilities of $409,000.

The major components of the increase in accounts receivable, billed, were an increase in the amount due from MetroPlus/HHC of $2,795,000 (which, together with other funds, was subsequently paid - see Note E), an increase in hospital receivables of $569,000 and an increase in physician receivables of $232,000. Approximately one-third of the increase in hospital receivables and substantially all of the increase in physician receivables related to billings to new customers.

The Company expects that its cash position will show substantial improvement during the next quarter as a result of the MetroPlus/HHC settlement. The Company anticipates that available cash and cash flow from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

                              RESULTS OF OPERATIONS

                                    REVENUES

                                               Six Months Ended September 30,
                                               ------------------------------
                                                  1997                1996
                                               -----------         ----------
               Service fees                    $12,457,000         $9,749,000
               Sales of equipment                   11,000            110,000
               Software license fees               290,000             95,000
               Interest and other                  144,000            145,000
                                               -----------        -----------
                                               $12,902,000        $10,099,000
                                               ===========        ===========

For the six months ended September 30, 1997, the Company's revenues increased $2,803,000, or 27.8%, when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $2,708,000 and software license fees of $195,000. These increases were partially offset by decreases in sales of equipment of $99,000 and interest and other of $1,000.

Contributing to the increase in revenues from service fees were increases of $934,000 from hospital services, $866,000 from physician services and $1,048,000 from TPA services provided to MetroPlus/HHC. (See Note E - MetroPlus Settlement). These increases were partially offset by a $140,000 decrease in revenues from clinical services.


                                             Three Months Ended September 30,
                                             --------------------------------
                                                  1997                1996
                                              ------------         ----------
               Service fees                     $6,564,000         $5,145,000
               Sales of equipment                    6,000             12,000
               Software license fees               157,000             73,000
               Interest and other                   52,000             78,000
                                              ------------         ----------
                                                $6,779,000         $5,308,000
                                              ============         ==========

For the three months ended September 30, 1997, the Company's revenues increased $1,471,000, or 27.7%, when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $1,419,000 and software license fees of $84,000. These increases were partially offset by decreases in sales of equipment of $6,000 and interest and other of $26,000.

Contributing to the increase in revenues from service fees were increases of $465,000 from hospital services, $772,000 from physician services and $258,000 from TPA services provided to MetroPlus/HHC. (See Note E - MetroPlus Settlement). These increases were partially offset by a $76,000 decrease in revenues from clinical services.

                                    EXPENSES

                                                Six Months Ended September 30,
                                               ------------------------------
                                                     1997            1996
                                               ----------      ----------
          Cost of services                     $9,331,000      $7,082,000
          Cost of equipment sales                   7,000          56,000
          Research and development                806,000         961,000
          Selling, general and administrative   3,592,000       3,508,000
          Interest expense                         50,000          61,000
          Loan impairment charge                  505,000            -
                                              -----------     -----------
                                              $14,291,000     $11,668,000
                                              ===========     ===========

For the six months ended September 30, 1997, the Company's expenses increased $2,623,000, or 22.5%, (excluding a loan impairment charge of $505,000, expenses increased 18.2%) when compared to the same period in the prior fiscal year. Contributing to this increase were increases in the cost of services of $2,249,000, selling, general and administrative expenses of $84,000 and a loan impairment charge of $505,000 recorded in Fiscal 1998. A description of this charge for the current quarter is set forth below. These increases were partially offset by decreases in cost of equipment sales of $49,000, research and development expenses of $155,000 and interest expense of $11,000.

The major components of the increase in cost of services were approximately $921,000 of start-up expenses for new services to University Physician Associates ("UPA"), approximately $412,000 relating to additional infrastructure to support planned expansion of hospital-based physician processing, approximately $391,000 related to the implementation of MedicaLogicTM for one of our hospital clients and approximately $650,000 for additional services to other hospital clients. These increases were partially offset by a $125,000 decrease in the cost of clinical services.

The major components of the $84,000 increase in selling, general and administrative expenses were an increase in legal fees related to the MetroPlus lawsuit of $211,000, and an increase in the allowance for doubtful accounts of $130,000 and a decrease in sales and marketing expense of $261,000.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                 1997                1996
                                              -----------        -----------
          Cost of services                     $4,897,000         $3,721,000
          Cost of equipment sales                   5,000             10,000
          Research and development                272,000            468,000
          Selling, general and administrative   1,541,000          1,800,000
          Interest expense                         25,000             30,000
          Loan impairment charge                  221,000              -
                                              -----------        -----------
                                               $6,961,000         $6,029,000
                                              ===========        ===========

For the three months ended September 30, 1997, the Company's expenses increased $932,000, or 15.5%, (excluding a loan impairment charge of $221,000 expenses increased 11.8%) when compared to the same period in the prior fiscal year. Contributing to this increase were increases in the cost of services of $1,176,000, and a loan impairment charge of $221,000 (see below for details) recorded in Fiscal 1998. These increases were partially offset by decreases in cost of equipment sales of $5,000, research and development expenses of $196,000, selling, general and administrative expenses of $259,000 and interest expense of $5,000.

The major components of the increase in cost of services were approximately $641,000 of start-up expenses for new services to University Physician Associates ("UPA"), approximately $172,000 relating to additional infrastructure to support planned expansion of hospital-based physician processing, approximately $191,000 related to the implementation of MedicaLogicTM for one of our hospital clients and approximately $249,000 for additional services to other hospital clients. These increases were partially offset by a $54,000 decrease in the cost of clinical services and other decreases of $23,000.

Substantially,   all  of  the   $259,000   decrease  in  selling,   general  and
administrative expenses related to planned decreases in sales and marketing expenses.

On September 30, 1997, the Company incurred a loan impairment charge of $221,000 representing the decline in market value of the 252,557 shares of the Company's common stock held as security for a loan made in connection with an acquisition in 1991. This charge was based on the closing price of the Company's common stock on September 30, 1997, which was $1.125 per share. If and to the extent that the closing stock price at the end of any subsequent quarter is greater than $1.125, there will be a reversal of this charge.

                                    NET LOSS


For the six months ended September 30, 1997, the Company reported a net loss of $1,389,000 or $0.29 per common share compared to a net loss of $1,569,000 or $0.29 per common share during the same period last year.

For the three months ended September 30, 1997, the Company reported a net loss of $182,000 or $0.06 per common share compared to a net loss of $721,000 or $0.14 per common share during the same period last year.

Excluding the loan impairment charge of $221,000 recorded during the second quarter, the Company achieved positive net income for the quarter of $39,000 for the first time since the quarter ended December 31, 1993.

                           PART II - OTHER INFORMATION


Item 1       -    Litigation

                  MetroPlus Litigation Reference is made to the description of the litigation between the Company and MetroPlus Health Plan and the New York Health and Hospitals Corporation that is contained in Item 3 of the Company's report on Form 10-K for the fiscal year ended March 31, 1997. On October 31, 1997 a complete settlement of this litigation was effected by the parties. See Footnote E to the Consolidated Financial
                  Statements of the Company dated September 30, 1997. In connection with this settlement, the Company settled all outstanding matters in dispute between itself and VertiHealth, a subcontractor to the Company in its contract with MetroPlus/HHC.

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

                  (b) Reports on Form 8-K: No report on Form 8-K was filed during the first six months of the fiscal year ending March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              US SERVIS, INC.
                                               (Registrant)


Date:        November 11, 1997        By:      ____/s/___________________ (L.S.)
                                               Graham O. King
                                               Chairman of the Board and
                                               Chief Executive Officer


Date:        November 11, 1997        By:      ____/s/____________________(L.S.)
                                               Robert E. Van Metre
                                               Principal Accounting Officer and
                                               Chief Financial Officer



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
