Form 10-Q
period 1997-12-31
US SERVIS INC
filed 1998-02-12
CIK 795965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997 OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
At February 8, 1998, the registrant had outstanding 6,351,000 outstanding shares of Common Stock, $0.01 par value.

                        US SERVIS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.

PART I - FINANCIAL INFORMATION                                          1

         CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997 AND
         MARCH 31, 1997                                                 2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND
         THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996                  3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE NINE MONTHS ENDED DECEMBER 31, 1997             4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED DECEMBER 31, 1997 AND 1996                       5-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7-9

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           9-12


PART II - OTHER INFORMATION                                             13


SIGNATURES                                                              14


EXHIBIT INDEX                                                         15-17


                                     PART I

                              FINANCIAL INFORMATION


1.       Consolidated Financial Statements as at December 31, 1997

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

US SERVIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,   March 31,
                                                                                       1997         1997
                                                                                   -----------   ----------
                                                                                   (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
         Cash and equivalents                                                      $4,108,000    $8,063,000
         Certificate of deposit                                                       300,000       300,000
         Accounts receivable:
                  Billed, less allowance for doubtful
                           accounts of $667,000 and $464,000                        6,432,000     4,092,000
                  Unbilled                                                          1,797,000     1,387,000
         Prepaid and refundable income taxes                                           42,000        41,000
         Prepaid expenses and other current assets                                    472,000       838,000
                                                                                   ----------   -----------
                           Total Current Assets                                    13,151,000    14,721,000
                                                                                   ----------    ----------

PROPERTY AND EQUIPMENT                                                              1,840,000     1,763,000
                                                                                   ----------    ----------
OTHER ASSETS:
         Software technology, less accumulated amortization
                  of $640,000 and $481,000                                            322,000       322,000
         Goodwill, less accumulated amortization of $461,000 and $387,000           3,091,000     3,164,000
         Other                                                                        786,000       769,000
                                                                                  -----------    ----------
                           Total Other Assets                                       4,199,000     4,255,000
                                                                                  -----------    ----------
                                                                                  $19,190,000   $20,739,000
                                                                                  ===========   ===========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                          $1,009,000    $1,414,000
         Accrued payroll & benefits                                                   724,000     1,015,000
         Accrued restructuring charges                                                340,000       696,000
         Accrued expenses for use of trade name                                        42,000        62,000
         Other accrued expenses                                                     1,240,000       995,000
         Current portion of capital lease obligation                                     -          263,000
         Deferred income                                                              170,000       439,000
         Customers' deposits and other current liabilities                            325,000       325,000
                                                                                   ----------    ----------
                           Total Current Liabilities                                3,850,000     5,209,000
                                                                                   ----------    ----------
LONG-TERM LIABILITIES:
         Accrued restructuring charges - net of current portion                       280,000       369,000
                                                                                   ----------    ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Convertible preferred stock, par value $.01 per share
                  10,000,000 shares authorized, 2,500,000 issued and outstanding
                  (liquidation preference $11,573,000) at December 31, 1997            25,000        25,000
         Common stock $.01 par value; 30,000,000 shares authorized;
                  6,367,000 shares issued                                              64,000        64,000
         Capital in excess of par value                                            24,891,000    24,865,000
         Retained earnings (deficit)                                               (9,390,000)   (8,805,000)
         Subscription receivable                                                     (140,000)     (140,000)
         Note receivable - related party                                             (331,000)     (789,000)
                                                                                   ----------   ------------
                                                                                   15,119,000    15,220,000
         Less Treasury Stock at cost: 16,000 shares                                    59,000        59,000
                                                                                   ----------   ------------
                           Total Shareholders' Equity                              15,060,000    15,161,000
                                                                                  -----------  -------------
                                                                                  $19,190,000   $20,739,000
                                                                                  ===========  =============

See accompanying notes to consolidated financial statements.

                           US SERVIS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                NINE MONTHS ENDED
                                                   DECEMBER 31,
                                            -------------------------
                                                 1997         1996
                                            -----------  ------------
REVENUES:
         Service fees                       $19,453,000  $15,306,000
         Software license fees                  440,000      138,000
         Sales of equipment                      11,000      133,000
         Interest and other                     212,000      236,000
                                             ----------  -----------
                                             20,116,000   15,813,000
                                             ----------  -----------
EXPENSES:
         Cost of services                    14,281,000   11,037,000
         Cost of equipment sales                  7,000       62,000
         Research and development             1,093,000    1,442,000
         Selling, general and admini          4,787,000    5,415,000
         Interest expense                        75,000       85,000
         Loan impairment charge                 458,000      641,000
                                            -----------  -----------
                                             20,701,000   18,682,000
                                            -----------  -----------
LOSS BEFORE INCOME TAXES                       (585,000)  (2,869,000)

BENEFIT FOR FEDERAL AND STATE INCOME               -             -
                                            ------------ -----------

NET LOSS                                      ($585,000) ($2,869,000)
                                            ============ ============
EARNINGS PER SHARE:
         BASIC                                   ($0.20)      ($0.53)
                                           ============= ============
         DILUTED                                 ($0.20)      ($0.53)
                                           ============= ============

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                           ---------------------------
                                                 1997         1996
                                           -------------- ------------
REVENUES:
         Service fees                        $6,996,000   $5,557,000
         Software license fees                  150,000       43,000
         Sales of equipment                        -          23,000
         Interest and other                      68,000       91,000
                                           ------------- ------------
                                              7,214,000    5,714,000
                                           ------------- ------------

EXPENSES:
         Cost of services                     4,950,000    3,955,000
         Cost of equipment sales                   -           6,000
         Research and development               287,000      481,000
         Selling, general and admini          1,195,000    1,907,000
         Interest expense                        25,000       24,000
         Loan impairment charge (reversal)      (47,000)     641,000
                                            ------------  -----------
                                              6,410,000    7,014,000
                                            ------------  -----------
INCOME (LOSS) BEFORE INCOME TAXES               804,000   (1,300,000)

BENEFIT FOR FEDERAL AND STATE INCOME               -             -
                                            ------------  -----------

NET INCOME (LOSS)                              $804,000  ($1,300,000)
                                             ===========  ===========
EARNINGS PER SHARE:
         BASIC                                    $0.09       ($0.24)
                                             ===========  ===========
         DILUTED                                  $0.08       ($0.24)
                                             ===========  ===========

See accompanying notes to consolidated financial statements.

                              US SERVIS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          FOR THE NINE MONTHS ENDED DECEMBER 31, 1997
                                         (UNAUDITED)





                                 PREFERRED STOCK      COMMON STOCK    CAPITAL IN                               NOTE
                              -------------------  ------------------  EXCESS OF    RETAINED   SUBSCRIPTION RECEIVABLE -  TREASURY
                               SHARES   PAR VALUE  SHARES   PAR VALUE  PAR VALUE    EARNINGS    RECEIVABLE  RELATED PARTY   STOCK
                              ---------  --------  --------  -------  ----------- -----------   ----------- -------------  -------
BALANCE, MARCH 31, 1997       2,500,000  $25,000  6,367,000  $64,000  $24,865,000 ($8,805,000)   ($140,000)   ($789,000)  ($59,000)

NINE MONTHS ENDED
DECEMBER 31,1997

Allowance for loan collateral
 impairment                                                                                                     458,000

Amortization of Stock Issue
 Costs                                                                     26,000

Net Loss                                                                             (585,000)
                              ---------  -------  ---------  -------  ----------- -----------   -----------   ----------  ---------
BALANCE, DECEMBER 31, 1997    2,500,000  $25,000  6,367,000  $64,000  $24,891,000 ($9,390,000)   ($140,000)   ($331,000)  ($59,000)
                              =========  =======  =========  =======  =========== ============  ===========   ==========  =========

See accompanying notes to consolidated financial statements.

                                US SERVIS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                      1997         1996
                                                                 ---------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                 ($585,000)  ($2,869,000)
         Adjustments to reconcile net loss to net cash flows
                  from operating activities:
                           Depreciation and amortization of
                            property and equipment                  514,000       472,000
                           Amortization of software technology      160,000       134,000
                           Amortization of goodwill                  74,000        74,000
                           Amortization of convertible
                            preferred issue costs                    26,000        21,000
                           Gain on sale of equipment                (14,000)       (6,000)
                           Provision for losses on accounts
                            receivable                              202,000        72,000
                           Loan impairment charge                   458,000       641,000
                           Changes in operating assets and
                             liabilities-
                                    Accounts receivable          (2,952,000)   (2,605,000)
                                    Note and installment
                                     receivablies                       -         190,000
                                    Prepaid and refundable
                                     income taxes                    (1,000)    2,286,000
                                    Prepaid expenses and other
                                     current assets                 291,000       171,000
                                    Other assets                    (17,000)     (666,000)
                                    Accounts payable               (405,000)       66,000
                                    Accrued payroll & benefits     (291,000)      170,000
                                    Accrued expenses for use of
                                     trade name                     (20,000)     (213,000)
                                    Other accrued expenses          245,000       667,000
                                    Accrued restructuring          (445,000)     (649,000)
                                    Deferred income                (269,000)      (42,000)
                                    Customer deposits and other
                                     current liabilities                -         (24,000)
                                                                  ----------   -----------
                   Net cash flows from operating activities      (3,029,000)   (2,110,000)
                                                                  ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of software technology                           (161,000)     (101,000)
         Purchase of property and equipment                        (587,000)     (408,000)
         Proceeds from sale of equipment                             10,000        27,000
                                                                   ---------    ----------
                  Net cash flows from investing activities         (738,000)     (482,000)
                                                                   ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on capital lease obligation            (263,000)      (99,000)
         Issuance of preferred stock net of issue costs                -        3,965,000
         Loan repayments from officers                               75,000          -
                                                                   ---------    ---------
                  Net cash flows from financing activities         (188,000)    3,866,000
                                                                   ---------    ---------


NET CHANGE IN CASH AND EQUIVALENTS                               (3,955,000)    1,274,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         8,063,000     6,546,000
                                                                 -----------   -----------
CASH AND EQUIVALENTS, END OF PERIOD                              $4,108,000    $7,820,000
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







                                     US SERVIS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                               (concluded)

                                                                      NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                 ----------------------
                                                                     1997         1996
                                                                 ----------  ----------

SUPPLEMENTAL INFORMATION:
         Interest paid                                              $39,000       $38,000
                                                                  ==========   ==========
         Income taxes refunded (paid)                               ($1,000)   $2,382,000
                                                                  ==========   ==========
         Transferred from deferred income taxes to prepaid and
                  refundable income taxes                          $   -          $62,000
                                                                  ==========   ==========
         Gross proceeds from issue of convertible preferred
                  stock                                            $   -       $4,000,000
                                                                  ==========   ==========
         Capitalized issue costs for convertible preferred
                  stock                                            $   -          $35,000
                                                                  ==========   ==========
         Accretion equal to accrued dividends on convertible
                  preferred stock                                  $   -         $383,000
                                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                        US SERVIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (UNAUDITED)



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

Note C - Change in Revenue Recognition Method and Restructuring:

The accompanying financial statements for the nine and three months ended December 31, 1996 have been retroactively restated for the effects of a change in income recognition. The Company changed its method of accounting for income recognition for business management services, whereby, revenue is recognized on collections in process as the services are performed. In prior years, revenue was recognized based solely on the net collections by the third party customers. The Company believes the new method of revenue recognition more accurately reflects the earnings process and is the method used throughout the industry.

The effect of the change was to increase reported revenues and decrease the net loss by $244,000 (or $.04 per share) in the statement of operations for the nine months ended December 31, 1996.

Note D - Earnings Per Share:

In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. This Statement established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of this income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The following is a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                      Nine Months Ended                  Three Months Ended
                                                        December 31,                        December 31,
                                                    ---------------------------         -----------------------
                                                      1997               1996               1997          1996
                                                    --------           --------            --------     --------
          Basic earnings per share
               Numerator
               Net income (loss)                      (585)             (2,869)              804         (1,300)
               Less preferred dividends                671                 464               229            212
                                                   --------            --------          --------       --------
               Income (loss) for common             (1,256)             (3,333)              575         (1,512)

               Denominator
               Weighted average number of
               common shares outstanding             6,351              6,296             6,351           6,296

               Basic EPS                            ($0.20)            ($0.53)            $0.09          ($0.24)

          Diluted earnings per share
               Numerator
               Income (loss) for common             (1,256)            (3,333)              575          (1,512)

               Denominator
               Weighted average number of
               common shares outstanding             6,351              6,296             6,351           6,296
               Common equivalents of -
                  Warrants                                                                  365
                  Stock options                                                             343
                                                    -------           --------           -------         -------
               Total shares                          6,351              6,296             7,059           6,296

               Diluted EPS                          ($0.20)            ($0.53)            $0.08          ($0.24)

Note E - MetroPlus Settlement:

On October 31, 1997, the Company reached a full settlement of the litigation and all matters of dispute between it and its largest customer, MetroPlus Health Plan, a division of New York City Health and Hospitals Corporation (MetroPlus/HHC).

As part of the settlement, the Company received $3,132,118 in full payment for the third party administrative services provided through September 30, 1997. Substantially all of this amount had been previously recorded as revenue and accounts receivable. In addition, the Company will receive payments of $2,237,500 for services to be rendered from October 1, 1997 through February 28, 1998. As of February 6, 1998, $1,343,000 of this amount has been received and the Company anticipates no difficulty in obtaining the remainder of such amount. Pursuant to the original contract, MetroPlus/HHC has elected to terminate the contract with the Company as of February 28, 1998. All claims in the lawsuit have been dismissed.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                                     GENERAL


Management is encouraged by the Company's financial performance for the third quarter of fiscal 1998. While a great deal has been accomplished an immediate challenge facing the Company is to replace the revenues and profits associated with the termination of the Company's contract with MetroPlus on February 28, 1998. (See Note E). Without the MetroPlus contract, the Company would have reported a loss for the third quarter. Returning the Company to profitability and increased shareholder value will be primarily dependent upon the Company's continued success in selling and implementing new customer agreements in a timely and efficient manner.


                         LIQUIDITY AND CAPITAL RESOURCES

                                                                   December 31, 1997                 March 31, 1997
                                                                   -----------------                ---------------
               Total Current Assets                                   $13,151,000                      $14,721,000
               Total Current Liabilities                                3,850,000                        5,209,000
                                                                      -----------                      -----------
               Working Capital                                         $9,301,000                       $9,512,000
               Working Capital Ratio to 1                                   3.4                             2.8

During the nine months ended December 31, 1997, Working Capital decreased $211,000 from $9,512,000 to $9,301,000 primarily as a result of operating losses. Cash and Equivalents decreased $3,955,000 primarily due to operating losses, an increase in accounts receivable of $2,750,000, and a net decrease in current liabilities of $1,359,000.

The major components of the increase in accounts receivable were an increase in the amount due from MetroPlus/HHC of $1,055,000 (which was subsequently paid - see Note E), an increase in hospital receivables of $757,000 and an increase in physician receivables of $1,152,000. These increases were partially offset by a $11,000 decrease in clinical receivables and a $200,000 increase in the allowance for doubtful accounts. Approximately one-half of the increase in hospital receivables and substantially all of the increase in physician receivables related to billings to new customers.

During the quarter ended December 31, 1997, the Company's cash position increased $1,023,000 as a result of the MetroPlus/HHC settlement. The Company anticipates that available cash and cash flow from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months.


                              RESULTS OF OPERATIONS

                                    REVENUES

                                                                   Nine Months Ended December 31,
                                                                ----------------------------------
                                                                     1997               1996
                                                                ------------        ------------
               Service fees                                      $19,453,000         $15,306,000
               Software license fees                                 440,000             138,000
               Sales of equipment                                     11,000             133,000
               Interest and other                                    212,000             236,000
                                                               -------------       -------------
                                                                 $20,116,000         $15,813,000

For the nine months ended December 31, 1997, the Company's revenues increased $4,303,000, or 27.2%, when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $4,147,000 and software license fees of $302,000. These increases were partially offset by decreases in sales of equipment of $122,000 and interest and other of $24,000.

Contributing to the increase in revenues from service fees were increases of $785,000 from hospital services, $2,399,000 from physician services and $1,153,000 from TPA services provided to MetroPlus/HHC. (See Note E). These increases were partially offset by a $190,000 decrease in revenues from discontinued clinical services.

                                                                   Three Months Ended December 31,
                                                                 ---------------------------------
                                                                     1997                1996
                                                                 -----------         -----------
               Service fees                                       $6,996,000          $5,557,000
               Software license fees                                 150,000              43,000
               Sales of equipment                                      ---                23,000
               Interest and other                                     68,000              91,000
                                                                 -----------         -----------
                                                                  $7,214,000          $5,714,000

For the three months ended December 31, 1997, the Company's revenues increased $1,500,000, or 26.3%, when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $1,439,000 and software license fees of $107,000. These increases were partially offset by decreases in sales of equipment of $23,000 and interest and other of $23,000.

Contributing to the increase in revenues from service fees were increases of $226,000 from hospital services, $1,022,000 from physician services and $105,000 from TPA services provided to MetroPlus/HHC. (See Note E). These increases were partially offset by a $50,000 decrease in revenues from discontinued clinical services.

                                    EXPENSES

                                                                      Nine Months Ended December 31,
                                                                     -------------------------------
                                                                          1997            1996
                                                                     ------------     ------------
               Cost of services                                       $14,281,000      $11,037,000
               Cost of equipment sales                                      7,000           62,000
               Research and development                                 1,093,000        1,442,000
               Selling, general and administrative                      4,787,000        5,415,000
               Interest expense                                            75,000           85,000
               Loan impairment charge                                     458,000          641,000
                                                                     ------------     ------------
                                                                      $20,701,000      $18,682,000

For the nine months ended December 31, 1997, the Company's expenses increased $2,019,000, or 10.8%, when compared to the same period in the prior fiscal year. Contributing to this increase was an increase in the cost of services of $3,244,000. This increase was partially offset by decreases in cost of equipment sales of $55,000, research and development expenses of $349,000, selling, general and administrative expenses of $628,000 and interest expense of $10,000; plus a reduction in the loan impairment charge during the current period compared to the charge during the same period of the prior fiscal year in the amount of $183,000.

The major components of the increase in cost of services were $1,699,000 of start-up expenses for new services to University Physician Associates ("UPA"), $526,000 relating to additional infrastructure to support planned expansion of hospital-based physician processing, $445,000 related to the implementation of MedicaLogicTM for one of our clients and $614,000 for additional services to hospital clients. These increases were partially offset by a $151,000 decrease in the cost of clinical services and other decreases of $40,000.

The decrease in selling, general and administrative expense resulted from planned decreases in sales and marketing expenses of $555,000 and decreases in senior management compensation of $168,000 as the result of pay reductions and the elimination of one position effective August 15, 1997. These decreases were partially offset by other net increases of $95,000.

                                                                           Three Months Ended December 31,
                                                                        ----------------------------------------
                                                                          1997                          1996
                                                                        -----------                  -----------
          Cost of services                                               $4,950,000                   $3,955,000
          Cost of equipment sales                                               ---                        6,000
          Research and development                                          287,000                      481,000
          Selling, general and administrative                             1,195,000                    1,907,000
          Interest expense                                                   25,000                       24,000
          Loan impairment charge (reversal)                                 (47,000)                     641,000
                                                                        -----------                  -----------
                                                                         $6,410,000                   $7,014,000

For the three months ended December 31, 1997, the Company's expenses decreased $604,000, or 8.6%, when compared to the same period in the prior fiscal year. Excluding the impact of the loan impairment charge of $641,000 in the third quarter of the previous fiscal year and the $47,000 reversal of loan impairment charges during the third quarter of this year, expenses increased $84,000 or 1.3%. Contributing to this increase were increases in the cost of services of $995,000, and a $1,000 increase in interest expenses. These increases were largely offset by decreases in cost of equipment sales of $6,000, research and development expenses of $194,000, and selling, general and administrative expenses of $712,000.

The major components of the increase in cost of services were $778,000 of start-up expenses for new services to University Physician Associates ("UPA"), $114,000 relating to additional infrastructure to support planned expansion of hospital-based physician processing, approximately $54,000 related to the implementation of MedicaLogicTM for one of our hospital clients and approximately $115,000 for additional services to other hospital clients and other increases of $115,000.

A majority of the decrease in selling, general and administrative expenses related to planned decreases in sales and marketing expenses of $294,000 and decreases in senior management compensation of $102,000 as the result of pay reductions and the elimination of one position.

On December 31, 1997, the Company recorded a reversal of loan impairment charges in the amount of $47,000 representing the increase during the quarter in market value of the 252,557 shares of the Company's common stock held as security for a loan made in connection with an acquisition in 1991. This reversal was based on the closing price of the Company's common stock on December 31, 1997, which was $1.313 per share. If and to the extent that the closing stock price at the end of any subsequent quarter is greater than $1.313, there will be additional reversals of the loan impairment charge.


                                NET INCOME (LOSS)


For the nine months ended December 31, 1997, the Company reported a net loss of $585,000 or $0.20 per common share compared to a net loss of $2,889,000 or $0.53 per common share during the same period last year.

For the three months ended December 31, 1997, the Company reported net income of $804,000 or $0.09 per common share compared to a net loss of $1,300,000 or $0.24 per common share during the same period last year. The positive net income recorded during the third quarter represents the first profitable quarter since the quarter ended December 31, 1993.

                           PART II - OTHER INFORMATION


Item 1       -    Litigation

                  MetroPlus Litigation Reference is made to the description of the litigation between the Company and MetroPlus Health Plan and the New York Health and Hospitals Corporation that is contained in Item 3 of the Company's report on Form 10-K for the fiscal year ended March 31, 1997. On October 31, 1997 a complete settlement of this litigation was effected by the parties. See Footnote E to the Consolidated Financial
                  Statements of the Company dated December 31, 1997. In connection with this settlement, the Company settled all outstanding matters in dispute between itself and VertiHealth, a subcontractor to the Company in its contract with MetroPlus/HHC.

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

                  (b) Reports on Form 8-K: No report on Form 8-K was filed during the first nine months of the fiscal year ending March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             US SERVIS, INC.
                                              (Registrant)



Date:        February  11, 1998 By:  _/s/ Graham O. King___________ (L.S.)
                                                Graham O. King
                                           Chairman of the Board and
                                            Chief Executive Officer


Date:        February 11, 1998  By:  /s/  Robert Van Metre  ________(L.S.)
                                                Robert E. Van Metre
                                           Principal Accounting Officer and
                                                 Chief Financial Officer

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


                                                NOTES TO EXHIBIT INDEX

      Note No.                                          Description
         (I)        Incorporated  by reference  from the Form S-18  Registration
                    Statement of the Registrant, dated June 10, 1986.
        (II)        Incorporated  by  reference  from  Amendment  No.  1,  dated
                    September 6, 1986, to the Form S-18  Registration  Statement
                    of the Registration.
        (III)       Incorporated by reference from the Registrant's  Form 10-K, dated
                    June 18, 1990.
         (IV)       Incorporated by reference from the Registrant's Form
                    8-K, dated October 1, 1990.
         (V)        Incorporated  by reference from the  Registrant's  Form S-3,
                    Registration No. 33-39062, dated April 11, 1991.
        (VI)        Incorporated  by reference from the  Registrant's  Form 8-K, dated
                    June 18, 1991.
       (VII)        Incorporated  by reference from the  Registrant's Form 10-K, dated June 28, 1991.
       (VIII)       Incorporated by reference from the  Registrant's  Form 8-K, dated March 9, 1993.
        (IX)        Incorporated by reference from the Registrant's Form 8-K, dated September 15, 1993.
         (X)        Incorporated  by reference from the  Registrant's  Form 8-K, dated December 28, 1993.
        (XI)        Incorporated by reference from the Registrant'  Form 8-K, dated April 15, 1994.
        (XII)       Incorporated by reference from the Registrant's Form 8-K, dated November 1, 1994.
       (XIII)       Incorporated by reference from the Registrant's  Form 10-Q, dated November 11, 1994.
        (XIV)       Incorporated by reference from the Registrant's Form 10-K, dated June 26, 1995.
         (XV)       Incorporated by reference from the Registrant's  Form 10-K/A,  dated July 24, 1995.
        (XVI)       Incorporated by reference from the Registrant's Form 10-Q, dated August 10, 1995.
       (XVII)       Incorporated by reference from the Registrant's  Form 10-Q, dated November  10,  1995.
       (XVIII)      Incorporated by reference from  the Registrant's Form 10-Q, dated August 13, 1996.
        (XIX)       Incorporated by reference from the  Registrant's  Form 8-K, dated September 30, 1996.
        (XX)        Incorporated by reference from the Registrant's Form 10-Q, dated February 12, 1997 as amended June 17, 1997.


