Form 10-K
period 1998-03-31
US SERVIS INC
filed 1998-06-29
CIK 795965

                                      FORM 10-K
                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
(Mark One)

     /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998.

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                             to                    .
          ------------------     ------------------

COMMISSION FILE NUMBER: 0-15352NY

                                   US SERVIS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                          22-2467332
       (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                      Identification No.)

                     220 DAVIDSON AVENUE, SOMERSET, NEW JERSEY 08873
                       (Address and telephone number of the of the
                         registrant's principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 764-9898

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                                                          $.01 PAR VALUE
                                                     (TITLE OF CLASS)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X     No
        -----      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [    ]

     At June 19, 1998, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $8.4 million.

     At June 19, 1998, the registrant had 6,355,683 outstanding shares of Common Stock, par value $0.01 per share, 1,500,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, and 1,000,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share.

                         DOCUMENTS INCORPORATED BY REFERENCE

     None.

                               CROSS REFERENCE SHEET
                                        AND
                                 TABLE OF CONTENTS


                                                                  PAGE NUMBER
                                                                  OR REFERENCE


PART I
     Item 1 -- Business. . . . . . . . . . . . . . . . . . . . . . . . .  1
     Item 2 -- Properties. . . . . . . . . . . . . . . . . . . . . . . . 13
     Item 3 -- Legal Proceedings . . . . . . . . . . . . . . . . . . . . 13
     Item 4 -- Submission of Matters to a Vote of Security Holders . . . 13

PART II
     Item 5 -- Market for the Company's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . 14
     Item 6 -- Selected Financial Data . . . . . . . . . . . . . . . . . 15
     Item 7 -- Management's Discussion of Financial Results. . . . . . . 16
     Item 8 -- Financial Statements and Schedules. . . . . . . . . . . . 19
     Item 9 -- Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure  . . . . . . . . . . . . . 19

PART III
     Item 10 -- Directors and Executive Officers of the Company. . . . . 20
     Item 11 -- Executive Compensation . . . . . . . . . . . . . . . . . 23
     Item 12 -- Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . . 27
     Item 13 -- Certain Relationships and Related Transactions . . . . . 28

PART IV
     Item 14 - Exhibits, Financial Statement Schedules and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 29

                                        PART I

                                  ITEM 1 -- BUSINESS


COMPANY OVERVIEW

     US Servis, Inc., together with its subsidiaries ("US Servis" or the "Company"), is a management services company that provides outsourced billing, accounts receivable and other business and information management services to physicians and physician networks, hospital business offices, and ambulatory care centers. The Company's primary market is Integrated Delivery Systems ("IDS"). As providers (physicians and hospitals) consolidate into IDSs, encounter more competition and higher managed care penetration and experience increased pressure to provide more services with fewer resources, the Company's management believes that the managers of these systems will have sound business reasons to outsource some or all of their business management activities and contract with a management services company such as US Servis.

COMPANY MISSION

     The Company's mission is to provide superior, cost-effective business and information management services that support its customers' efforts to improve their strategic position and financial performance and relieve them of administrative burdens so they can focus on network development and the efficient delivery of healthcare services.

COMPANY GOAL

     The Company's primary goal is to develop a leadership position in the healthcare business management services industry. Management believes this goal will be achieved through internal growth aided by strategic alliances with companies and organizations that have leadership positions in the healthcare services and information systems market. The achievement of these goals will allow the Company to develop a network of regional service centers capable of providing high quality, cost effective accounts receivable and other business and information management services to the Company's clients. The Company's development of its service center in central New Jersey to support several hospital business offices and a major northern New Jersey physician faculty practice plan and its service center in Denver, Colorado, where the Company manages a major IDS's physician network, are examples of the Company's success in establishing regional service centers to provide accounts receivable and other business management services to physicians, physician organizations, and hospitals associated with Integrated Delivery Systems.

KEY DEVELOPMENTS IN FISCAL 1998

     Key developments during Fiscal 1998 include:

     (a)  RETURN TO PROFITABILITY   For Fiscal 1998, net income was $728,000 as
          compared to a net loss of $3,039,000 for the prior fiscal year. See "Item 7-- Management's Discussion of Financial Results" for a more complete discussion of the financial performance of the Company for Fiscal 1998.

     (b) RESOLUTION OF ALL ISSUES WITH METROPLUS During Fiscal 1997, the Company experienced material difficulties at its largest client, MetroPlus. MetroPlus, a public health HMO serving the New York City Medicaid population, was the Company's only HMO client. During Fiscal 1998, the Company filed suit to enjoin MetroPlus from terminating its contract in violation of its terms and for payment under the contract. In November, 1997, this lawsuit, together with a related lawsuit by a subcontractor of the Company, was completely resolved. MetroPlus agreed to pay the Company all sums due under the contract and the parties agreed to a termination of the contract between them as of February 28, 1998. Since the date of settlement, all litigation relating to the MetroPlus dispute has been dismissed, the Company has completed all tasks for MetroPlus under its contract and made all necessary payments under its subcontracts, and MetroPlus has made all necessary payments to the Company. During Fiscal 1998, MetroPlus accounted for 19.4% of the Company's revenues.

INDUSTRY OVERVIEW

     The United States Healthcare Financing Administration ("HCFA") estimated healthcare expenditures in the United States for 1996 at $1 trillion, representing 14% of the Gross Domestic Product ("GDP"), an increase from $700 billion, or 12% of GDP, in 1990. In 1996, expenditures for hospital care totaled $359 billion and expenditures for physician services were $202 billion. In response to the pressure being placed on physicians and hospitals to improve access and stabilize costs, providers have moved more and more of the focus of healthcare out of the institutional, inpatient setting into less costly alternative sites that include physicians' offices, ambulatory/outpatient centers and alternative care sites. Based on information released by the American Hospital Association, between 1980 and 1996, the number of hospital admissions declined by 14% while the number of hospital outpatient visits increased from 263 million to 505 million.

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

PHYSICIAN BUSINESS MANAGEMENT SERVICES

     The market for business and practice management services to hospital based physicians and certain sub-specialists is well established. These physicians have historically been willing to utilize the services of outside contractors to manage their billing and accounts receivable management activities and in many cases all of the non-clinical, administrative activities of their practices. Based on American Medical Association data, management estimates that there are currently approximately 362,000 hospital based physicians practicing in the United States.

     Due to the size and financial characteristics of their practices, primary care physicians (i.e., family practitioners, general internists, pediatricians and obstetrician/gynecologists) have historically not been significant users of contract business management services. Management believes, however, that as primary care physicians aggregate into larger practice groups and more administrative responsibilities are placed on them by managed care companies, they will increasingly utilize practice management, billing and accounts receivable management services to optimize their revenues and minimize the non-clinical costs characteristics of their practices. Based on American Medical Association data, management estimates that there are currently approximately 300,000 primary care physicians practicing in the United States.

     Estimates provided by industry analysts indicate that the 50 largest physician practice management companies accounted for less than 10% of the total amount spent on non-clinical administrative activities.

HOSPITAL BILLING AND ACCOUNTS RECEIVABLE MANAGEMENT SERVICES

     Hospitals and free standing ambulatory care centers have historically relied upon their own personnel and in-house or turnkey software systems to manage their billing and account receivable activities. Because the healthcare industry has had a historical focus on inpatient care, the policies, procedures and information systems developed to support patient registration, scheduling, billing and accounts receivable management activities have historically been designed to meet the needs of inpatient billing and accounts receivable management. As hospitals experience increased levels of managed care penetration and as the volume of outpatient activity increases (in the outpatient setting the number of transactions is relatively high and the dollar volume per transaction is relatively low), hospitals and free standing ambulatory care centers have found it increasingly difficult to manage their workloads and efficiently convert their accounts receivables to cash. Management believes that the trend towards more outpatient activity presents the Company with a unique opportunity to build on its base of expertise and increase the number of clients served. Management further believes that the business of providing billing and accounts receivable management services to hospital business offices and free standing ambulatory care centers is relatively new, and that the demand for such services will increase and that the Company's core competencies will provide opportunities to expand its contract management activities into managing other areas of the business office, such as registration and billing and accounts receivable management for inpatients.

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

     During the 1995 and 1996 sessions of the United States Congress, healthcare budgeting and funding mechanisms received considerable attention. The 1995 Annual Report of the Board of Trustees of the Federal Hospital Insurance Program projected that the Medicare "trust fund" is likely to become insolvent by the year 2002 if current growth rates continue. Federal and state expenditures under the Medicaid program are also expected to increase significantly over the next seven years. Although broad scale proposals by the Clinton Administration to reduce the rate of increase in Federally sponsored healthcare insurance programs were not passed during the 1996 legislative year, certain legislative changes were made during the 1997 legislative year and additional legislation appears likely. The Company believes that these changes may impact the methodologies used and amounts hospitals and physicians are reimbursed for providing medical services and could provide incentives for Medicare and Medicaid beneficiaries to join health maintenance organizations and other managed care plans. The Company cannot predict the impact such legislation, if enacted, would have on its operations.

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

     PHYSICIAN BUSINESS MANAGEMENT SERVICES. Physician business management services are services that address the non-clinical, administrative aspects of a medical practice. The Company focuses on providing these services primarily to physicians affiliated with or owned by Integrated Delivery Systems. Activities under a physician business management agreement can be as comprehensive as to include the recruitment, training, supervision, and evaluation of the billing/accounts receivable staff, billing and accounts receivable management, financial management and reporting, practice development and assistance in contract negotiations with payors, and the development and implementation of management information systems.

     The Company provides billing, accounts receivable management, information systems, and other business management services to approximately 3,400 physicians. The Company's Fiscal 1998 revenues associated with these services were $12.1 million. These services are provided by Company personnel working at business service centers located in central and southern New Jersey, suburban Chicago, Illinois and Denver, Colorado. Billing, accounts receivable management, and information systems management are core competencies of the Company and represent the majority of the Company's physician business management revenues. The Company's physician clients cover a broad range of medical specialists and sub-specialties, including hospital based physicians (anesthesiologists, radiologists, pathologists, emergency room physicians, etc.), office based specialties (cardiologists, surgeons, etc.) and primary care physicians (general practitioners and family physicians, internists, pediatricians and obstetricians/gynecologists).

     The Company's management believes physicians are becoming increasingly sensitive to the business aspects of medical practice, and are looking for managerial expertise and technology to help manage the complexities of their practices. Management believes that the Company's size, commitment to superior client service and expertise in critical areas, such as the use of management information systems, billing, accounts receivable and practice management, give the Company a competitive advantage over "in-house" alternatives, small billing and collection companies and large, highly centralized national companies that also offer these services to physicians and physician networks.

     HOSPITAL BUSINESS OFFICE MANAGEMENT The Company also provides business management and information systems to hospital business offices and free standing ambulatory care centers. These services are provided under a "contract management model." Under this model, a provider of inpatient or outpatient healthcare services outsources all or a portion of the activities associated with its business offices to the Company. Traditionally, healthcare providers have embraced contract management for certain "hotel" services (dietary, housekeeping, maintenance) associated with their operations. More recently, hospital boards and executives have embraced the "outsourcing" of activities as diverse as information systems management (facility management), billing and accounts receivable management, clinical engineering, and certain clinical services including laboratory, radiology, physical medicine and rehabilitation. In a business or contract management engagement, the Company interfaces its or another software provider's proprietary software to the client hospital's information system, hires and manages the billing and accounts receivable management staff and directs the client hospital's cash collection activities. The Company's Fiscal 1998 revenues attributed to hospital and ambulatory billing and accounts receivable management were $7.5 million.

COMPANY'S PRINCIPAL PRODUCTS

     US Servis' core business is the outsourcing of billing, accounts receivable and information management services to the physicians, hospitals and free standing ambulatory care centers affiliated or associated with Integrated Delivery Systems.

     The Company's primary focus is the large physician networks that are aggregating around hospital sponsored Integrated Delivery Systems. In some situations, IDS sponsored MSOs serve as the aggregator. MSOs typically provide administrative services (i.e., registration, scheduling, billing, accounts receivable collections, financial management and information systems) to office based physicians located in clinics or free standing offices located throughout the IDS' service area. Occasionally, IDSs have sponsored or acquired large multi-specialty group practices. These multi-specialty group practices typically have Central Billing Offices ("CBOs") that need to be integrated into the IDS' administrative organization. Academic medical centers, particularly those associated with medical schools, frequently have associated or affiliated Faculty Practice Plans ("FPPs"). FPPs are essentially large multi-specialty group practices composed of members of the teaching faculty of a medical school. Integrated Delivery Systems associated with academic medical centers recognize the benefits of establishing CBOs for their Faculty Practice Plans. The creation of a FPP-CBO is frequently the first step in the creation of an integrated contracting entity that affords the FPP the opportunity to negotiate more comprehensive at-risk payment agreements with managed care organizations. The Company, through its experience and expertise, is in the business of developing and managing the CBO activities of the physician networks (i.e., MSOs, multi-specialty group practices and/or FPPs) affiliated with IDSs. During Fiscal 1998, the Company's development and management of the CBO activities of the physician networks represented approximately 25.2% ($7.0 million) of the Company's revenues.

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

     Company management expects that its strategic alliance with IDX Systems Corporation ("IDX") will be beneficial to the Company in the physician network market. It is the understanding of Company management that IDX software is favored by many of the country's larger physician networks and FFPs and many of these organizations may be candidates for outsourcing their billing and accounts receivable activities to the Company.

     In addition to managing the central billing offices affiliated with IDSs, the Company is a provider of billing and accounts receivable management services to hospital based physicians. Hospital based physician (anesthesiologists, radiologists, pathologists, emergency room physicians) billing and accounts receivable services are provided through the Company's suburban Chicago, Illinois service center. During Fiscal 1998, billing and accounts receivable services provided to hospital based physicians represented 12.7% ($3.5 million) of the Company's revenues.

     The Company also provides outsourced billing and accounts receivable management services to hospitals. This service represented 27.0% ($7.5 million) of the Company's Fiscal 1998 revenues. Outsourced billing and accounts receivable management services to hospitals encompass both inpatient and outpatient services and are delivered through a business model that typically centralizes the majority of the billing and accounts receivable management staff at the Company's processing center in Somerset, New Jersey where economies of scale associated with critical mass can be attained.

     In addition to its core business activities, the Company provides remote computing services ("RCS") to hospitals. These RCS services provide clients with access to the Company's proprietary billing and accounts receivable software through on-line linkage to the Company's central New Jersey data center. The Company also provides implementation services associated with the installation of the MedicaLogic Automated Medical Records System and support services associated with the MedTake Clinical Information System, Infinity and Infinity X. During Fiscal 1998, these activities including related equipment sales and licenses, represented approximately $4.0 million of the Company's revenues.

     Following the Company's dispute with MetroPlus, it has discontinued pursuing business from HMOs and other prepaid health programs. In Fiscal 1998, revenues from the Company's contract with MetroPlus were $5.4 million, 19.4% of total revenues.

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

     Physician business management services are provided using either the Company's proprietary practice management systems, known as Infinity and Infinity X, or practice management systems developed by others.

     The Company's "Infinity" Practice Management System has been specifically designed and is maintained by the Company to meet the practice management requirements of medical groups and physician delivery systems. Infinity's major applications include billing, accounts receivable management, resource scheduling, and decision support.

     As part of its strategic business alliance with IDX, a goal of the Company is to become an "expert user" of certain IDX practice management systems. IDX offers several comprehensive practice management systems. IDX systems are installed in nearly 1,000 locations.

     Hospital business management services are provided using either the Company's proprietary billing and accounts receivable system known as OPMS or Alliant or the legacy systems installed at hospital client's location.

     OPMS/Alliant was developed by the Company to meet the complex ambulatory billing, accounts receivable and collection requirements of hospitals, clinics, emergency rooms and ambulatory care centers. OPMS/Alliant has particular strength in dealing with the higher volume, lower per unit revenue transactions associated with the delivery of ambulatory services. It is particularly well suited to process multi-visit transactions associated with recurring patients in renal dialysis, physical, occupational and speech therapy departments. System features include integrated and streamlined triage, on-line registration and check-in, unlimited patient data retention, complete third party/patient bills, recurring patient processing, automatic calculation and posting of third party billing, complete bad debt system, on-line patient financial history, automatic rebilling, payor follow-up and write-off parameters, appointment scheduling, pre-registration, complete statistic data capture on integrated text writer and an ad hoc report generator.

     Infinity and Infinity X are not currently year 2000 compliant. Management has estimated that the costs associated with making them year 2000 compliant are approximately $350,000. OPMS/Alliant is also not year 2000 compliant. The Company has no present plans for making OPMS/Alliant year 2000 compliant. It is currently considering alternatives for OPMS/Alliant which will be year 2000 compliant.

FISCAL 1998 FINANCIAL INFORMATION

     During Fiscal 1998, business management services provided to hospitals, physicians and managed care organizations represented approximately 84.8% ($23.4 million) of revenues. Approximately $10.5 million of these revenues were derived from physicians; $7.5 million were attributed to the Company's hospital client base and $5.4 million related to the Company's managed care client.

     Business management services provided to physicians and physician groups typically are provided under agreements having an initial term of three years, automatically renewable on an annual basis following the end of the initial term. These contracts typically provide for cancellation for cause upon ninety days written notice. During Fiscal 1998, the Company had seven major physician group clients.

     Business management services provided to the Company's hospital clients are typically provided under long-term service agreements of up to seven years. During Fiscal 1998, the Company had five major hospital clients.

     During Fiscal 1998, revenues associated with remote computing services represented approximately 6.4% ($1.8 million) of the Company's revenues. The Company has two major hospital remote computing service clients with contracts through July 31, 1998 and June 30, 1999, respectively. Remote computing services to these two clients represented substantially all of the Company's Fiscal 1998 remote computing service revenue.

     Approximately 2.2% ($0.6 million) of the Company's Fiscal 1998 revenues related to its clinical information systems products and services. These products and services have been provided through the Company's Clinical Dimensions division and had been marketed under the MedTake and CarePoint product labels. As part of its restructuring announced in Fiscal 1995, the Company is phasing out of this line of business.

     The remaining 6.5% of revenues ($1.8 million) in Fiscal 1998 revenues was derived from implementation fees, maintenance and service fees on turnkey products, interest income and other miscellaneous revenue items.

     One of the Company's clients, MetroPlus, represented 19.4% of the Company's total Fiscal 1998 revenues. The contract with MetroPlus has been terminated as of February 28, 1998. As a result, there will be no revenue from MetroPlus in Fiscal 1999. The University of Medicine and Dentistry of New Jersey ("UMD"), represented 9.4% of Fiscal 1998 revenues and University Physician Associates, the faculty practice plan associated with UMD, located in Newark, New Jersey, represented 9.6% of Fiscal 1998 revenues. Other clients, the Hospital for Special Surgery, located in New York City, and the Mount Sinai Medical Practice Group, Elmhurst, New York, represented 7.0% and 6.4%, respectively, of the Company's 1998 revenues. No other single customer represented more than 5.0% of 1998 revenues.

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

     Specific elements of this strategy are:

     1. FORM STRATEGIC ALLIANCES. The Company believes in the need to develop synergistic relationships with other companies to acquire additional services, products, and additional market share. The Company's recently executed strategic business alliance with IDX is indicative of management's commitment and ability to establish and expand strategic business relationships.

     2. EMPHASIS ON INTERNAL GROWTH. The Company's business strategy is to expand its business with physicians through internal sales efforts that build on the Company's strategic business alliances to create a network of regional client service centers from which high quality, cost effective, business management services can be provided. The Company's business strategy to grow its hospital inpatient and outpatient billing and accounts receivable contract management business is to leverage its existing client base to increase business from new and existing clients.

     3. PROVIDE SUPERIOR CUSTOMER SERVICE AT AN AFFORDABLE COST. An important element of the Company's strategy is its commitment to expand and augment the skills and expertise of its employees so they can better understand, analyze and manage its client's business activities. Investments in the Company's employees allows them to help optimize client revenues, streamline operating procedures and increase cash collections. The Company also recognizes the importance of establishing and maintaining long-term "partnership" relationships with its clients. The

Company's service standard is reflected through its customer focused culture and its performance based pricing philosophy that aligns the Company's and the client's objectives.

     Management believes it is important to have a local presence in order to better serve its clients, keep abreast of regional issues and achieve the cost advantages associated with efficient, regional service/processing centers. The Company presently has service centers in southern and central New Jersey, suburban Chicago, and Denver, Colorado. The Company anticipates establishing additional regional service centers as part of initial sales to large Integrated Delivery Systems.

     4. CROSS SELL TO EXISTING CLIENTS. A key reason that the Company selected hospital sponsored integrated delivery systems as a target market is significant opportunity that exists within these integrated delivery systems for cross selling the Company's business and information management services.
 Within a single integrated delivery system, the Company has the opportunity to sell a portfolio of business and information management services to a number of constituencies: MSOs created to manage acquired physician practices and provide services to community based physicians; PHOs created to contract with payors for hospital and physician services; faculty practice plans related to academic medical center clients; affiliated hospital based physicians and hospital business offices. The Company believes that once it has established its presence in a client's integrated delivery system, it can leverage its performance to identify and obtain new business.

COMPETITION

     The industry segment that provides billing and accounts receivable management services to hospital based physicians, office based practitioners and hospitals is becoming increasingly competitive. Medaphis, a public (Nasdaq) company, headquartered in Atlanta, Georgia, is a national provider of physician business management services and a dominant provider in this industry segment. National Data Corporation, a company headquartered in Atlanta, Georgia, is also a national provider of business management services to physicians and hospitals. There are also a large number of smaller companies providing these services. Most of these companies are regional in nature and privately owned. Management believes that there may be as many as 1,200 local and regional companies in the U.S. providing business management, billing and accounts receivable management services to physicians and physician delivery systems. Recent industry estimates indicate that over 99% of these regional companies have revenues less than $20 million.

     The Company primarily competes with the "in-house alternative" in the physician business management services market. In these situations, typically restricted to larger, better established physician groups, the physicians hire practice managers and utilize turnkey software and their own administrative/clerical personnel to manage billing and accounts receivable collections activities and other practice management functions. To a lesser extent, the Company also competes with certain hospitals that provide billing and accounts receivable management services to physicians and physician groups that are part of their medical staffs or otherwise affiliated with the hospitals.

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

     The hospital billing and accounts receivable contract management industry is not mature. Management believes that the Company's major competition in this area of focus is the "in-house mentality" - hospital managers utilizing their own or licensed information systems products, together with their own hospital or clinic employees to mange their billing and accounts receivable management activities. In addition to publicly owned companies like Medaphis, National Data Corporation and QuadraMed, the Company is aware of a few regional firms that provide inpatient and outpatient billing and accounts receivable contract management services. In addition, some of the major healthcare information systems companies may be considering entering this market. If major healthcare information systems companies elect to aggressively pursue this market segment, they could mobilize financial and other resources in excess of those available to the Company.

     In selling its contract management services to hospitals and integrated delivery systems, the Company has historically stressed the benefits of its proprietary software and/or its "expert user" capabilities; its experience in managing billing and accounts receivable activities and its willingness to enter into performance based fee arrangements. The Company believes that many of its hospital contract management prospects will be institutions that are having difficulty managing the volume and complexity of their current billing and accounts receivable management activities.

OPERATIONS AND EMPLOYEES

     In January of 1997, the Company moved its headquarters and metropolitan New York/New Jersey service center to a modern and efficient facility at 220 Davidson Avenue, Somerset, New Jersey 08873. In addition to the Company's corporate offices, the Somerset facility houses the northeastern region data center, sales personnel, the software development and support organization, most of the activities associated with the hospital contract management business and parts of the physician business management business services business. In June, 1998, the Company leased an additional 5,725 square feet of office space at its main facility to accommodate new client business. Approximately 57% of the Company's employees are located at the Somerset facility. The remaining 43% of the Company's employees are located at service centers in suburban Chicago, Illinois and Denver, Colorado or are physically located "on-site" at client facilities providing billing and accounts receivable management services under contract management agreements.

     The Company's physician business management activities are conducted primarily from its New Jersey corporate office and service centers in suburban Chicago, Illinois and Denver, Colorado.

     On June 15, 1998, the Company employed 381 persons.

     The Company's employees are not represented by any labor organization and management believes that its relationships with its employees are generally good.

                                 ITEM 2 -- PROPERTIES

     The Company leases one facility in Somerset, New Jersey and one facility in suburban Chicago, Illinois.

     The Somerset facility contains approximately 36,000 square feet and is occupied under a lease that expires December 31, 2003. The Elmhurst, Illinois facility serves as the primary location for the Company's hospital-based physician activities. It includes approximately 13,000 square feet and is occupied under leases that expire September 30, 1998 and July 31, 1999.

     The following table sets forth the minimum future lease payments on Somerset, New Jersey and Elmhurst, Illinois facilities as of March 31, 1998:

                   Year Ending March 31,    Minimum Lease Payments
                   --------------------     ----------------------
                          1999                    $752,000
                          2000                     647,000
                          2001                     601,000
                          2002                     602,000
                          2003                     610,000
                          2004                     457,000
                                                 ---------
                         Total                   3,669,000


     Net rental expenses for office space were $787,000 in Fiscal 1998.

                             ITEM 3 -- LEGAL PROCEEDINGS

     The Company filed suit on June 28, 1996 in the Superior Court of New Jersey against Saint Barnabas Medical Center ("Saint Barnabas"), a former client of the Company. The suit alleges that Saint Barnabas failed to pay certain fees and bonuses due to the Company in the amount of $727,493 that were payable under the terms of a now expired service and equipment agreement between the Company and Saint Barnabas (the "Saint Barnabas Contract"). The Company seeks payment of such amount, together with certain related damages. Saint Barnabas has filed a counterclaim seeking an unspecified amount of damages alleged to have resulted from the Company's alleged failure to properly perform certain services under its agreement. The Company added a third party claim against Medical Technology Data, Inc. ("MDT") an independent supplier of outsourced information systems and services to Saint Barnabas during the term of the Saint Barnabas Contract, seeking contribution from MDT to the extent that the Company is found to be responsible for any claims against it made by Saint Barnabas. Discovery has been completed in this lawsuit and the Company expects this case to come to trial in Fiscal 1999. The Company intends to vigorously press its claims for payment.

            ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1998.

                                       PART II

   ITEM 5 -- MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company is authorized to issue: (i) 30,000,000 shares of Common Stock, $0.01 par value per share, of which 6,371,383 shares were issued and 6,355,683 shares were outstanding as of June 19, 1998; and (ii) 10,000,000 shares of Preferred Stock, $0.01 par value per share, of which 1,500,000 shares of a class designated as "Series A Convertible Preferred Stock" and 1,000,000 shares of a class designated as "Series B Convertible Preferred Stock", all of which were issued and outstanding as of June 19, 1998.

     The Common Stock is listed on the NASDAQ National Market System under the symbol USRV. There is no public market for the Company's Series A or Series B Convertible Preferred Stock, which is convertible by holders thereof into Common Stock on a share for share basis (subject to adjustment).

     On June 19, 1998, the Common Stock was held by approximately 400 holders of record, the Company's Series A Convertible Preferred Stock was held by three holders of record, and the Company's Series B Convertible Preferred Stock was held by seven holders of record.

     The following table sets forth actual high and low sales prices for the Common Stock as reported on NASDAQ national market system for the periods indicated.

                                     Closing Sales Prices
                                     --------------------
                                       High         Low
                                       ----         ---
   Year Ended March 31, 1997
   -------------------------
        1st Quarter                   5.516        3.875
        2nd Quarter                   5.000        2.875
        3rd Quarter                   4.250        2.313
        4th Quarter                   5.000        2.250

   Year Ended March 31, 1998
   -------------------------
        1st Quarter                   3.125        1.500
        2nd Quarter                   2.000        0.938
        3rd Quarter                   2.875        1.063
        4th Quarter                   2.188        1.375

   Year Ended March 31, 1999
   -------------------------
        1st Quarter (1)               2.250        1.250

(1)  Through June 19, 1998

     The Company has never paid dividends on the Common Stock. The Company's payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend, among other things, on the Company's future earnings, operations, capital requirements and financial condition. Management presently anticipates that no cash dividends will be declared on the Common Stock in the foreseeable future.

                          ITEM 6 -- SELECTED FINANCIAL DATA

                    (Amounts in thousands, except per share data)

     The following selected financial data for the five years ending March 31, 1998 have been derived from the financial statements which have been audited by Wiss & Company, LLP, independent auditors. The following information should be read in conjunction with the Financial Statements of the Company, and the related notes thereto, and "Item 7 -- Management's Discussion of Financial Results" included in this Report.


                                        OPERATION STATEMENT DATA (1)
                                        FOR THE YEAR ENDED MARCH 31,


                               1998         1997         1996         1995          1994
                              ------       ------       ------       ------        ------
 Revenue                      $27,607      $22,009      $16,245      $15,953       $21,262
 Net Income (Loss)                728       (3,039)      (3,906)      (8,052) (2)   (1,192)
 Net Income (Loss)
 per share of common stock      ($.03)       ($.59)       ($.66)      ($1.34)        ($.21)
 Adjusted Weighted
 Average Shares
 Outstanding                    6,351        6,308        6,282        6,023         5,813

(1) In thousands except per share data
(2) Includes $6.8 million of pre-tax expenses associated with 1995 restructuring


                                        BALANCE SHEET DATA (1)
                                     FOR THE YEAR ENDED MARCH 31,

                               1998        1997        1996        1995        1994
Total Assets                   $19,864     $20,739     $19,053     $16,906     $21,878
Working Capital                 10,505       9,512       9,447       7,151      11,358
Long-Term Liabilities              196         369       1,172       1,770         976
Redeemable Preferred Stock           0           0       6,110           0           0

(1) In thousands

                ITEM 7 -- MANAGEMENT'S DISCUSSION OF FINANCIAL RESULTS

GENERAL

     For the year ended March 31, 1998, the Company reported net income of $728,000. This represents the first time since the year ended March 31, 1993 that the Company's net income has been positive for the year. This improvement was primarily the result of net contribution margin associated with new business and the $1.3 million reduction in selling, general and administrative expenses. However, as a result of the settlement of the litigation with MetroPlus, the MetroPlus contract was terminated February 28, 1998 and the Company will derive no revenue from MetroPlus for Fiscal 1999. In 1998, the Company's MetroPlus contract represented $5.4 million or 19.4% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES


                            LIQUIDITY AND CAPITAL RESOURCES
                                              1998             1997
                                              ----             ----
           Current Assets                 $13,883,000       $14,721,000
           Current Liabilities              3,378,000         5,209,000
           Working Capital                 10,505,000         9,512,000
           Working Capital Ratio to 1             4.1               2.8


     For the year ended March 31, 1998, the Company's Working Capital increased $993,000. The major components of this increase were net income of $728,000 and the loan impairment charge of $394,000, which were partially offset by the reduction in long-term accrued restructuring charges of $173,000.

     For the year ended March 31, 1998, the Company's Cash and Cash Equivalents decreased $3,211,000. The major components of this decrease were increases in net accounts receivable of $1,853,000 (billed) and $770,000 (unbilled), decreases in Accounts Payable, Accrued Payroll and Benefits, and the current portion of Accrued Restructuring Charges of $666,000, $177,000 and $407,000, respectively, and a net decrease of $291,000 resulting from the net change in all other current assets and liabilities except Cash and Cash Equivalents. Partially, offsetting these items was the $993,000 increase in Working Capital described above. All of the increase in accounts receivable billed and unbilled related to increases at University Physician Associates and other new clients acquired during Fiscal 1998. A majority of the decrease in Accounts Payable resulted from the payment and/or settlement of the amount due to MetroPlus subcontractors at March 31, 1997.

     Management expects that available cash and cash flow will be sufficient to meet the Company's operating and capital requirements during Fiscal 1999.

YEAR 2000 COMPLIANCE

     The principal information systems used by the Company to support its business management services are Infinity and Infinity X and OPMS/Alliant. Infinity and Infinity X are not currently year 2000 compliant. Management has estimated that the costs associated with making them year 2000 compliant are approximately $350,000. This work is presently under way. OPMS/Alliant is not year 2000 compliant. Rather than make OPMS/Alliant Year 2000 compliant, the Company is currently examining alternatives for OPMS/Alliant. Although the Company believes that year 2000 compliance will not have a material adverse effect, the Company is uncertain as to the extent its customers and suppliers may be affected by year 2000 issues.

RESULTS OF OPERATIONS

     The following table sets forth the dollar amounts and percentage of total revenues represented by various components of the Company's statement of operations (in thousands):


                                        Percent of                Percent of                Percent of
                              1998       Revenues       1997       Revenues       1996       Revenues
Revenues:
     Service fees             $26,645     96.5%        $21,001      95.4%         $15,325       94.3%
     Software license fees        676      2.5             470       2.1              409        2.5
     Sales of equipment            33      0.1             169        .8              306        1.9
     Interest and other           253      0.9             369       1.7              205        1.3
                              -------    -----         -------     -----         --------      -----
     Total revenues            27,607    100.0          22,009     100.0           16,245      100.0
                              -------    -----         -------     -----         --------      -----
                              -------    -----         -------     -----         --------      -----
Expenses:
     Cost of services          18,947     68.6          15,232      69.2           11,116       68.4
     Cost of equipment sales       11       -               96        .4              166        1.0
     Research and development   1,478      5.4           1,872       8.5            2,466       15.2
     Selling, general and
       administrative           5,885     21.3           7,246      32.9            8,159       50.2
     Interest                      99      0.4             166        .8              114        0.7
     Restructuring charges        -         -              -          -              (590)      -3.6
     Loan Impairment Charge       394      1.4             436       2.0
                              -------    -----         -------     -----         --------      -----
     Total expenses            26,814     97.1          25,048     113.8           21,431      131.9
                              -------    -----         -------     -----         --------      -----
                              -------    -----         -------     -----         --------      -----
Loss before income taxes          793      2.9          (3,039)    -13.8           (5,186)     -31.9
Income tax (tax ) benefit         (65)    -0.3             -          -             1,280        7.9
                              -------    -----         -------     -----         --------      -----
Net income (loss)                 728      2.6%         (3,039)    -13.8%          (3,906)     -24.0%
                              -------    -----         -------     -----         --------      -----
                              -------    -----         -------     -----         --------      -----


FISCAL 1998 COMPARED TO FISCAL 1997

     REVENUE. During 1998, total revenues increased approximately $5.6 million or 25.4% over 1997 levels to $27.6 million. In 1998, the Company's MetroPlus contract represented $5.4 million or 19.4% of total revenues. As part of the litigation settlement with MetroPlus, the contract was terminated February 28, 1998. Service fees, which represented over 96% of the Company's 1998 revenues, increased $5.6 million (26.9%) to $26.6 million. This increase resulted from $3.8 million of additional services associated with physicians (including $2.5 million from University Physician Associates ("UPA"), $1.4 million of additional service fee revenue from hospital accounts, $0.7 million of increased revenue associated with the Company's contract to provide third party and administrative services to MetroPlus and a decrease of $0.3 million in service fees associated with discontinued products.

     Other revenues, including software licenses, sales of equipment, and interest and other decreased $46,000 or 4.6%.

     EXPENSES. Fiscal 1998 total expenses increased $1.8 million or 7.1%. The increase in Cost of Services of $3.7 million was directly related to the addition of new business. This increase was partially offset by decreases from Fiscal 1997 of $394,000 or 21.0% in research and development, and $1,361,000 or 18.8% in selling, general and administrative expense and other net decreases of $194,000 or 27.8%. Decreases in research and development expense related to the phase-out of the clinical information systems business and a decision not to continue making enhancements to the Company's proprietary hospital billing and accounts receivable system. The decrease in selling general and administrative expense related to the restructuring of the Company's sales and marketing organization and lower corporate overhead costs.

     During Fiscal 1998, the Company recorded a $394,000 loan impairment charge to reflect the amount by which the value of 252,557 shares of Common Stock held as security for a loan made in connection with an acquisition in 1991, declined between March 31, 1997 and March 31, 1998. If and to the extent that the closing stock price at the end of any subsequent quarter is greater than $1.562, there will be a reversal of this charge and charges made in the prior fiscal year.

     NET INCOME. The Company's $728,000 net income in Fiscal 1998 was compared to the net loss reported for Fiscal 1997 of $3.0 million. This improvement was primarily the result of the net contribution margin associated with new business and the $1.3 million reduction in selling, general and administrative expenses.

FISCAL 1997 COMPARED TO FISCAL 1996

     REVENUE. During 1997, total revenues increased approximately $5.8 million or 35.5% over 1996 levels to $22.0 million. Service fees, which represented approximately 95% of the Company's 1997 revenues, increased $5.7 million (37.3%) to $21.0 million. This increase resulted from $4.1 million of additional revenues associated with the Company's contract to provide third party administrative services to MetroPlus, together with increases in service fee revenue associated with physicians of $1.0 million and hospital accounts of $.6 million

     Other revenues, including sales of equipment, software licenses, and interest and other increased $88,000 or 9.6%.

     EXPENSES. Fiscal 1997 total expenses increased $3.6 million or 16.9%. Excluding the restructuring gain recorded in Fiscal 1996 and the loan impairment charge recorded in Fiscal 1997, expense increases totaled $2.6 million or 11.8%. The increase in Cost of Services of $4.1 million was directly related to the addition of new business. This increase was partially offset by decreases of $594,000 (24.1%) in research and development, and $913,000 (11.2%) in selling, general and administrative expense. Decreases in research and development expense related to the phase-out of the clinical information systems business. The decrease in selling general and administrative expense related to the restructuring of the Company's sales and marketing organization and lower corporate costs.

     During Fiscal 1997, the Company recorded a $436,000 loan impairment charge to reflect the amount by which the value of 252,557 shares of Common Stock held as security for a loan made in connection with an acquisition in 1991, was less than the outstanding principal balance on such loan. If and to the extent that the closing stock price at the end of any subsequent quarter is greater than $3.125, there will be a reversal of this charge.

     NET LOSS. The Company's $3.0 million net loss was $867,000 less than the net loss reported for 1996. The Company's 1997 loss before income tax benefit of approximately $3.0 million was $2.15 million less than the $5.2 million loss before income tax reported in Fiscal 1996.

     The decline in the Company's loss before income tax was primarily the result of the net contribution margin associated with new business.

                     ITEM 8 -- FINANCIAL STATEMENTS AND SCHEDULES

     Information required by this Item is set forth at the pages indicated in
Item 14(a) below.

               ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

              ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The table and summary below sets forth certain information with respect to the directors and executive officers of the Company. Executive officers of the Company, for purposes of Section 16 of the Securities Exchange Act of 1934, are marked with an asterisk. A Board of Directors consisting of eight individuals was elected at the August 20, 1997 Annual Meeting to serve until the next annual meeting or until successors are elected and qualified. Mr. Cowie has been nominated and elected by the holders of a majority of the Series A Convertible Preferred Shares ("Series A Shares") pursuant to the terms of the Certificate of Designation for the Series A Shares. The Certificate of Designation authorizing the Series B Convertible Preferred Shares ("Series B Shares") provides that so long as (i) at least 200,000 Series B Shares are outstanding and Frontenac VI Limited Partnership ("Frontenac VI") owns not less than a majority of such shares and (ii) the holders of the Series A Shares are not eligible to elect a director pursuant to the Certificate of Designation authorizing the Series A Shares, the holders of the Series B Shares shall have the right to elect one director of the Company. The remaining directors are elected by a plurality of the votes cast in any election.


                  Name                  Age            Position
                 ------                -----          ----------
             Graham O. King*            58             Chairman of the Board and
                                                       Chief Executive Officer

             James A. Pesce*            55             President and Director

             Derek A. Pickell           37             Vice President, Business
                                                       Development

             Robert E. Van Metre*       57             Secretary, Treasurer and Vice
                                                       President, Accounting and
                                                       Finance

             S. M. Caravetta            72             Vice Chairman of the Board

             Frederick R. Blume         56             Director

             Robert C. Bowers           52             Director

             James E. Cowie             43             Director

             Stanford J. Goldblatt      59             Director

             Robert E. King             62             Director


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

     JAMES A. PESCE has served as the President of the Company and been a director of the Company since 1982. Mr. Pesce has 32 years of experience in the healthcare information systems industry. Currently, Mr. Pesce is responsible for all of the Company's hospital operations, development, data center and customer support activities. From 1979 to 1982 he was employed as the Northeast and Southeast Regional Director of Client Services for McDonnell Douglas Automation Company which provided healthcare data processing services.

     DEREK A. PICKELL has served as Vice President, Business Development since joining the US Servis Management Team in March 1995. Mr. Pickell has 15 years of experience in the healthcare industry providing management services and information systems to healthcare providers. Prior to joining US Servis, Mr. Pickell served as Senior Vice President of Sales and Service for Wellmark Incorporated, a provider of electronic data interchange to the healthcare industry. He held this position from 1992 to 1995 and had national sales, implementation, and ongoing client support responsibilities. Prior to 1992, Mr. Pickell served as the National Director of Sales for the Health Care Systems Division of Ferranti International, a healthcare information services company.

     ROBERT E. VAN METRE has served as Secretary and Vice President, Accounting and Finance since 1995 and Treasurer since August, 1997. Mr. Van Metre has over 22 years of experience in financial management in the financial services industry. From 1987-1994, Mr. Van Metre held several senior management positions with Integrated Resources Life Companies, Inc. including: Senior Vice President-Chief Financial Officer, Executive Vice President, and President. From 1982-1987, Mr. Van Metre was Executive Vice President-Chief Financial Officer for the Dasake Group, Inc. Mr. Van Metre held a variety of senior management positions with Household International
(HFC) from 1973-1982. Prior to joining HFC, he was Administrator of Finance for the Illinois State Toll Highway Authority.

     S. M. CARAVETTA was the Chairman of the Board of Directors and Chief Executive Officer of the Company from its organization in 1976 through October 28, 1994. He became Vice Chairman of the Board of Directors on October 28, 1994. Mr. Caravetta has been a director of the Company since 1976.

     FREDERICK R. BLUME is co-founder and manager of CB Health Ventures, a medically-focused venture capital fund. Prior to forming CB Health Ventures, he was the founder and managing partner of Capital Health Venture Partners, also a medically-focused VC fund. Mr. Blume is an adjunct Professor at the Boston College Carroll School of Management.

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

     STANFORD J. GOLDBLATT has been a director of the Company since April 20, 1995. He has been a partner in the law firm of Winston & Strawn, counsel to the Company, since August 1997. Prior to joining Winston & Strawn, Mr. Goldblatt had been a partner with the law firm of Hopkins & Sutter since 1979.

     ROBERT E. KING has been a director of the Company since April 20, 1995. Since 1994, he has been Chairman of Salt Creek Ventures, a private equity firm. From 1983 through 1994, Mr. King was Chairman and Chief Executive Officer of The Newtrend Group, a software company and computer services company. He was President and Chief Executive Officer of DELTAK, inc., a video publisher, from 1971 to 1982. He is also a Director of DeVry, Inc., COLLEGIS, Inc., American Floral Services, Inc., and Premier Systems Integrators, Inc. Mr. King and Mr. Graham O. King are brothers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, except as set forth in the following sentence, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were complied with during Fiscal 1998.

                           ITEM 11 -- EXECUTIVE COMPENSATION

     The following table summarizes the annual and long-term compensation of certain of the Company's executive officers for Fiscal 1998, 1997 and 1996.

                                                                          Long-Term
                                                                             Comp.
                                                                            Options
                                                                           (Shares)
                                                                          ----------
                                          Annual Compensation             Securities
                                          -------------------             Underlying         All Other
       Name/Position             Year         Salary       Bonus (1)        Options (2)           Comp.
       -------------             ----         ------       --------       ----------         ---------
       Graham O. King            1998          $265,738     $ 28,495          --             $ 7,307 (4)
         Chairman and CEO (3)    1997           239,000      120,000          --               7,307 (4)
                                 1996           239,000      105,000          --               3,756 (4)

       James A. Pesce            1998           195,318       17,723       125,000           $ 2,613 (5)
         President               1997           189,000       50,000        17,000            10,798 (5)
                                 1996           189,000       30,000          --              10,798 (5)

       Michael B. Loscalzo       1998            66,635        8,899          --              14,808 (7)
         Treasurer and Vice      1997           175,000       50,000        35,000              --
         President (6)           1996           175,000       37,500        10,000              --

       Robert E. Van Metre       1998           145,654       12,000       100,000              --
         Secretary, Treasurer    1997           130,000       40,000          --                --
         and Vice President,     1996           100,000       22,500        50,000              --
         Accounting and
         Finance (8)


(1) Includes amounts paid in subsequent fiscal year applicable to previous fiscal year.

(2) On July 23, 1997, the Board of Directors of the Company completed a restructuring of the management compensation program of the Company in order to retain key employees and to provide appropriate employee incentives. As part of the compensation adjustment, all outstanding options for present employees were repriced to the then current market price ($1.3125) and certain senior level management and other key employees were granted additional options, not in excess of normal grants. To induce the Board of Directors of the Company to approve the restructuring plan, Mr. King voluntarily agreed to cancel options to purchase 200,000 shares of the Company's Common Stock under his non-qualified option agreement. On October 30, 1997, to correct an alleged technical difficulty in the July 23, 1997 repricing of stock options, all present employee options issued under the 1986 and 1993 plans were canceled and reissued under the 1993 plan with no changes in any provisions. On July 23, 1997, Messrs. King, Pesce and Van Metre had options for 800,000, 150,000 and 50,000 shares, respectively, repriced at $1.3125 and on October 30, 1997, the options issued to Messrs. Pesce and Van Metre were canceled and reissued at $1.3125 for the same number of shares.

(3) See "-- Discussion of 1998 Executive Officer Compensation and Employment Contracts."

(4) Represents the premium on term life and disability insurance maintained for Mr. King by the Company.

(5) $9,600 represents an automobile allowance for 1997 and 1996, with the balance representing premiums on term life insurance maintained by the Company. The Company has agreed that if Mr. Pesce dies while employed by the Company, the Company shall pay to his irrevocably designated beneficiary $100,000 per annum for a period of ten (10) years thereafter, payable in equal monthly installments, commencing on the first day of the month following death. The Company maintains a term life policy in the face amount of $500,000 on the life of Mr. Pesce, which the Company believes when considering tax effects will be sufficient to cover this plan.

(6) Mr. Loscalzo joined the Company in 1995 and resigned in August 1997. From 1993 to 1995, Mr. Loscalzo was a Senior Vice President of Cain Brothers & Company, a New York based health care investment banking firm. Mr. Loscalzo was a co-founder and, from 1988 to 1992, Managing Director of The Hunter Group, a health care workout firm. Between 1988 and 1991, he served as either CEO or CFO for workout clients in Seattle, Washington; St. Paul, Minnesota; Miami, Florida; and San Francisco, California. Prior to the formation of The Hunter Group, Mr. Loscalzo served as Senior Vice President of Finance for a Philadelphia teaching hospital. From 1978 to 1985, he was a manager in Arthur Andersen & Co.'s Philadelphia health care audit practice.

(7) Represents payment for accrued vacation.

(8) Mr. Van Metre was elected Treasurer following the departure of Mr.
Loscalzo.


DISCUSSION OF 1998 EXECUTIVE OFFICER COMPENSATION AND EMPLOYMENT CONTRACTS

     Mr. Graham O. King joined the Company as Chief Executive Officer on October 12, 1994. He became Chairman of the Board of Directors effective October 28, 1994. Mr. King is a party to an employment agreement with the Company that has been extended through March 31, 1999. Unless either party elects not to extend the agreement, it automatically extends for one year terms thereafter. Under the agreement, Mr. King's salary can be increased at the discretion of the Board of Directors. Effective October 1, 1997, Mr. King's salary was increased to $288,000 per year and his right to receive a bonus was eliminated for the remainder of Fiscal 1998. The agreement provides for one year severance unless there is termination for cause or a voluntary resignation without good reason as defined in his employment agreement. Mr. King was issued 300,000 shares of Common Stock in lieu of a cash signing bonus. Mr. King has agreed with the Company not to sell more than 33,333 of these shares plus any shortfall from previous fiscal quarters in any fiscal quarter during Mr. King's employment. Mr. King was granted stock options to acquire 1,000,000 shares of Common Stock at the market price ($3.50/share) on the date of the commencement of his employment. However, on June 23, 1997, Mr. King agreed to exchange this option for stock options to acquire 800,000 shares of Common Stock having an exercise price of $1.3125 per share. Of these options, 400,000 are currently vested, 133,333 vest on each of July 23, 1998 and July 23, 1998 and the entire 800,000 is vested on July 23, 2000. Alternatively, these stock options vest whenever the stock has traded at or above $5.00 on at least 30 of the 40 prior business days, or upon a change of control. Consummation of the Merger will immediately vest this option. These options contain anti-dilution provisions authorizing adjustments under certain circumstances. Mr. King's shares, including those underlying options, are subject to a registration rights agreement. The Company has also agreed to reimburse Mr. King for the cost of a term life insurance policy for $1,000,000 on Mr. King's life for his benefit.

     On June 14, 1995, the Company agreed to loan Mr. Graham King $157,800 in order to allow Mr. King to pay the income taxes due in connection with a portion of the restricted stock he received. The terms of the note evidencing the loan provide that the loan is interest-free until 120 days after the Company registers Mr. King's restricted stock for sale, that the loan bears interest at a rate equal to the rate of return achieved by the Company on its cash reserves plus 1% after such date, and that the Company may demand repayment at any time after the note begins to accrue interest. As of March 31, 1998, the balance of this loan was $40,000.

     Mr. Pesce entered into an employment agreement with the Company effective August 1, 1993 which was amended October 9, 1996. Mr. Pesce's employment agreement currently provides for a month to month term and an annual salary of $189,000 plus a bonus, if earned, up to $40,000. The employment agreement also provides for a severance payment of sixteen (16) months salary upon termination. The Company has agreed that if Mr. Pesce dies while employed by the Company, the Company shall pay to his irrevocably designated beneficiary $100,000 per annum for a period of ten (10) years thereafter, payable in equal monthly installments, commencing on the first day of the month following death. The Company maintains a term life policy in the face amount of $500,000 on the life of Mr. Pesce, which the Company believes when considering tax effects will be sufficient to cover this plan.

     All officers hold office until their successors are duly elected or appointed and qualified, or until their earlier resignation or removal.

                             OPTION GRANTS IN FISCAL 1998

     The following table sets forth certain information with respect to options granted in Fiscal 1998 to each named executive officer of the Company.


                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF STOCK
                                                  INDIVIDUAL GRANTS                      PRICE APPRECIATION FOR
                                                                                             OPTION TERM (3)
                                                  -----------------                      ----------------------
                                             Percent of
                                            Total Options
                                               Granted
                               Options      to Employees     Exercise or    Expiration
                              Granted (1)   in Fiscal Year     Base Price      Date (2)        5%($)       10%($)
 Name
 -----                        ----------   --------------    -----------    -----------      -----       ------
 Graham O. King (4)  . . . .       --           --                --             --             --          --
 James A. Pesce  . . . . .     125,000        21.8%            $1.3125        7/23/07       $103,178     $261,473
 Michael B. Loscalzo.  .  .       --           --                --             --             --          --
 Robert E. Van Metre . . .     100,000        17.4              1.3125        7/23/07         82,542      209,179

(1) On July 23, 1997, the Board of Directors of the Company completed a restructuring of the management compensation program of the Company in order to retain key employees and to provide appropriate employee incentives. As part of the compensation adjustment, all outstanding options for present employees were repriced to the then current market price ($1.3125) and certain senior level management and other key employees were granted additional options, not in excess of normal grants. To induce the Board of Directors of the Company to approve the restructuring plan, Mr. King voluntarily agreed to cancel options to purchase 200,000 shares of the Company's Common Stock under his non-qualified option agreement. On October 30, 1997, to correct an alleged technical difficulty in the July 23, 1997 repricing of stock options, all present employee options issued under the 1986 and 1993 plans were canceled and reissued under the 1993 plan with no changes in any provisions. On July 23, 1997, Messrs. King, Pesce and Van Metre had options for 800,000, 150,000 and 50,000 shares, respectively, repriced at $1.3125 and on October 30, 1997, the options issued to Messrs. Pesce and Van Metre were canceled and reissued at $1.3125 for the same number of shares.

(2) Options vest as determined at the time of the grant and expire after ten years from the date of grant. Vesting is contingent on continuing employment with the Company.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of the Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price increases. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(4) Issued pursuant to an employment agreement entered into between Mr. King and the Company. See "-- Discussion of 1998 Executive Officer Compensation and Employment Contracts."

                      AGGREGATED OPTION EXERCISES IN FISCAL 1998
                          AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information with respect to options exercised by the named executive officers in Fiscal 1998 and the number of options held by each of the named executive officers as of March 31, 1998:


                                                                                                   Value of
                                                                                                  Unexercised
                                                                          Number of              in-the-Money
                                                                    Unexercised Options       Options at Fiscal
                                  Shares                               at Fiscal 1998           1998 Year-End
                                 Acquired                                Year-End (#)                ($)(1)
                                    on                               ------------------        ---------------
                                 Exercise     Value Realized             Exercisable/            Exercisable/
 Name                               (#)            ($)                    Unexercisable          Unexercisable
 ----                           ----------    --------------         ------------------        ---------------
 Graham O. King  . . . . . .        --              --                 400,000/400,000         $100,000/100,000
 James A. Pesce  . . . . . .        --              --                 136,400/138,600           34,100/ 34,650
 Michael B. Loscalzo . . . .        --              --                        --                      --
 Robert E. Van Metre.  . . .        --              --                  33,333/116,667            8,333/ 29,167

(1) The value of options reflects the increase in market value of the Company's Common Stock from the date of grant through March 31, 1998 (when the closing price of the Common Stock was $1.5625 per share). The table includes both options that are vested and options that are not vested. Value actually realized by the executive officers will depend on the value of the Common Stock at the time of exercise.

                               ITEM 12 -- SECURITY OWNERSHIP
                      OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as provided by the holders to the Company, concerning beneficial ownership of Common Stock as of June 19, 1998, by (i) all persons known by the Company to be the beneficial owners of five percent or more of the issued and outstanding Common Stock, (ii) each of the directors and named executive officers and (iii) the directors and executive officers of the Company as a group. Except as noted, all addresses are 220 Davidson Avenue, 2nd Floor, Somerset, New Jersey 08873.

                                   NO. OF SHARES        PERCENTAGE OF
 NAME OF BENEFICIAL OWNER (1)     BENEFICIALLY OWNED       OWNERSHIP
 S.M. Caravetta (2)                   1,064,028               16.7%

 Frederick R. Blume (3)                 200,821                3.2
 c/o American Healthcare Fund
 122 S. Michigan Ave.
 Chicago, IL 60603

 Graham O. King (4)                     600,000                8.9

 James A. Pesce (5)                     226,400                3.5

 Robert E. Van Metre (6)                 35,333                (11)

 Stanford J. Goldblatt                    --                    --

 Robert E. King (7)                     297,500                4.5

 Robert C. Bowers (8)                    30,000                (11)

 James E. Cowie (9)                   2,557,500               28.7
 c/o Frontenac VI Limited
 Partnership
 135 S. LaSalle Street
 Chicago, IL  60603

 Stephen G. Sullivan (10)               403,116                6.3
 22 Heath Drive
 Bridgewater, NJ  08807

 All Executive Officers and           5,011,582               50.7
 Directors as a Group (9 persons)

(1) The Company believes that David Vanco, 4 South Piermont Drive, North Barrington, IL 60010, owns in excess of 5% (but less than 8%) of the outstanding shares of the Common Stock, however, the Company has been unable to verify the exact holdings of Mr. Vanco either by filings with the SEC or from Mr. Vanco directly.

(2) Includes 116,000 shares of Common Stock owned by the children of Mr. Caravetta. Mr. Caravetta disclaims beneficial ownership of such shares. Includes 198,028 shares of Common Stock owned by trusts, of which the children of Mr. Caravetta are the beneficiaries and Mr. Stephen J. Feinberg and the wife of Mr. Caravetta are trustees. Mr. Caravetta disclaims beneficial ownership of such shares. Mr. Caravetta may be deemed to be the promoter or founder of the Company as such term is defined under the federal securities laws.

(3) Includes 45,000 shares issuable upon exercise of vested stock options and 125,000 shares issuable upon conversion of Series B Convertible Preferred Shares. Mr. Blume's "Percentage of Ownership" is calculated assuming that the 125,000 shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are issued and outstanding. Does not include options to purchase 20,000 shares which might be issued upon exercise of stock options which have not yet vested.

(4) Includes 400,000 shares issuable upon exercise of vested stock options. Does not include 400,000 shares issuable upon exercise of stock options which are not currently exercisable. (See "Discussion of 1996 Executive Officer Compensation and Employment Agreements.")

(5) Includes 136,400 shares issuable upon exercise of vested stock options. Does not include 138,600 shares which might be issued upon exercise of a stock option which has not yet vested.

(6) Includes 33,333 shares issuable upon exercise of vested stock options. Does not include 116,667 shares which might be issued upon exercise of a stock option which has not yet vested.

(7) Includes 20,500 shares owned by Mr. King's wife and 73,000 shares held in trust for the benefit of Mr. King's children. Mr. King disclaims beneficial ownership of all such shares. Also includes 18,000 shares issued, and 49,000 shares issuable upon exercise of warrants, and 125,000 shares issuable upon conversion of Series A Convertible Preferred Shares, all held in trust for the benefit of Mr. King's children. Mr. King disclaims beneficial ownership of all such shares. Mr. King's "Percentage of Ownership" is calculated assuming that the 174,000 shares of Common Stock issuable upon exercise of the warrants and conversion of the Series A Convertible Preferred Stock are issued and outstanding.

(8) Includes 30,000 shares issuable upon exercise of vested stock options. Does not include 20,000 shares which might be issued upon exercise of a stock option which has not yet vested.

(9) Shares owned by Frontenac VI Limited Partnership. Mr. Cowie disclaims beneficial ownership of such shares. Includes 490,000 shares issuable upon exercise of warrants, 1,250,000 shares issuable upon conversion of Series A Convertible Preferred Shares and 817,500 shares issuable upon conversion of Series B Convertible Preferred Shares. Mr. Cowie's "Percentage of Ownership" is calculated assuming that the 2,557.500 shares of Common Stock issuable upon exercise of the warrant, conversion of the Series A Convertible Preferred Stock and conversion of the Series B Convertible Preferred Stock are issued and outstanding.

(10) Includes 75,000 shares issuable upon exercise of vested stock options, and 559 shares held by Mr. Sullivan's wife.

(11) Amount represents less than 1%.

              ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has agreed to provide for medical insurance coverage for the remainder of Mr. Caravetta's and his wife's life (at her expense following his death).

     Mr. Goldblatt, a director of the Company, is a partner in the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to the Company. Mr. Goldblatt is also a member of the healthcare advisory committee of Frontenac Company, a Delaware general partnership that is the general partner of Frontenac VI. Frontenac VI holds equity representing approximately 28.7% of the Company. In addition, Mr. Goldblatt is a trustee of a trust established for the benefit of members of Mr. Goldblatt's family, which trust is a limited partner in Frontenac VI. Winston & Strawn provides legal services to Frontenac VI, Frontenac Company and Robert E. King on a regular basis, although it has not provided legal services to Frontenac VI, Frontenac Company or Mr. King with regard to any transactions with the Company.

     Mr. Cowie, a director of the Company, is a general partner of Frontenac Company, which is the general partner of Frontenac VI.

     The Company maintains a directors and officers liability insurance policy covering all directors of the Company.

                                       PART IV

      ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K: No report on Form 8K was filed during the final quarter of the year ended March 31, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Dated:    June 29, 1998                     US SERVIS, INC.

By:  /s/  Graham O. King
     _______________________________________
     Graham O. King, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Graham O. King          Chairman of the Board            June 29, 1998
-----------------------
 Graham O. King

/s/ James A. Pesce         President and Director           June 29, 1998
-----------------------
 James A. Pesce

/s/ S. M. Caravetta         Director                         June 29, 1998
-----------------------
 S. M. Caravetta

/s/ Robert E. Van Metre     Principal Accounting Officer     June 29, 1998
-----------------------
 Robert E. Van Metre

/s/ Stanford J. Goldblatt   Director                         June 29, 1998
-------------------------
 Stanford J. Goldblatt

/s/ Robert E. King          Director                         June 29, 1998
-----------------------
 Robert E. King

/s/ Robert C. Bowers        Director                         June 29, 1998
-----------------------
 Robert C. Bowers

/s/ Frederick R. Blume     Director                         June 29, 1998
-----------------------
 Frederick R. Blume

/s/ James E. Cowie         Director                         June 29, 1998
-----------------------
 James E. Cowie




                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






         Independent Auditors' Report                                                 F-2

         Financial Statements:

              Consolidated Balance Sheets at March 31, 1998 and 1997                  F-3

              Consolidated Statements of Operations for the Years Ended
                   March 31, 1998, 1997, and 1996                                     F-4

              Consolidated Statements of Changes in Shareholders' Equity for the
                   Years Ended March 31, 1998, 1997, and 1996                         F-5

              Consolidated Statements of Cash Flows for the Years Ended
                   March 31, 1998, 1997, and 1996                                  F-6 to F-7

              Notes to Consolidated Financial Statements                          F-8 to F-19

         Schedules:

              VI - Valuation accounts                                                 F-20


       All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                            INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of US Servis, Inc.


We have audited the consolidated balance sheets of US Servis, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Servis, Inc. and subsidiaries at March 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.




                                              /s/ Wiss & Company
                                              -----------------------------
                                              WISS & COMPANY, LLP



Livingston, New Jersey
June 2, 1998

                            US SERVIS, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                                                                          March 31,
                                                                 -------------------------
                                     ASSETS                         1998            1997
                                                                 ----------     ----------
 CURRENT ASSETS:
   Cash and equivalents                                          $4,852,000     $8,063,000
   Certificate of deposit                                           382,000        300,000
   Accounts receivable:
     Billed,  less allowance for doubtful accounts of
      $690,000 and $464,000                                       5,985,000      4,092,000
     Unbilled                                                     2,157,000      1,387,000
   Prepaid and refundable income taxes                               14,000         41,000
   Prepaid expenses and other current assets                        493,000        838,000
                                                                 ----------     ----------
     Total Current Assets                                        13,883,000     14,721,000
                                                                 ----------     ----------
 PROPERTY AND EQUIPMENT                                           1,764,000      1,763,000
                                                                 ----------     ----------
 OTHER ASSETS:
   Software technology, purchased and developed, less
    accumulated amortization of $699,000 and $481,000               288,000        322,000
   Goodwill, less accumulated amortization of $485,000
    and $387,000                                                  3,066,000      3,164,000
   Accounts receivable                                              170,000            -
   Other                                                            693,000        769,000
                                                                 ----------     ----------
     Total Other Assets                                           4,217,000      4,255,000
                                                                 ----------     ----------
                                                                $19,864,000    $20,739,000
                                                                 ----------     ----------
                                                                 ----------     ----------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                                $748,000     $1,414,000
   Accrued payroll and benefits                                     838,000      1,015,000
   Current portion of accrued restructuring charges                 289,000        696,000
   Accrued expenses for use of trade name                            62,000         62,000
   Other accrued expenses                                           977,000        995,000
   Capital lease obligation                                             -          263,000
   Deferred income                                                  179,000        439,000
   Other current liabilities                                        285,000        325,000
                                                                 ----------     ----------
     Total Current Liabilities                                    3,378,000      5,209,000
                                                                 ----------     ----------
 LONG-TERM LIABILITIES -
   Accrued restructuring charges - net of current portion           196,000        369,000
                                                                 ----------     ----------
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY:
   Convertible preferred stock $0.01 par value; 10,000,000
    shares authorized; 2,500,000 shares issued (liquidation
    preference $11,802,000)                                          25,000         25,000
   Common stock $.01 par value; 30,000,000 shares authorized;
       6,372,000 and 6,367,000 shares issued                         64,000         64,000
   Capital in excess of par value                                24,872,000     24,865,000
   Retained earnings (deficit)                                   (8,077,000)    (8,805,000)
   Subscription receivable                                         (140,000)      (140,000)
   Note receivable - related party                                 (395,000)      (789,000)
                                                                 ----------     ----------
                                                                 16,349,000     15,220,000
   Less: Treasury stock at cost, 15,700 shares                      (59,000)       (59,000)
                                                                 ----------     ----------
     Total Shareholders' Equity                                  16,290,000     15,161,000
                                                                 ----------     ----------
                                                                $19,864,000    $20,739,000
                                                                 ----------     ----------
                                                                 ----------     ----------

See accompanying notes to consolidated financial statements.

                                     US SERVIS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Year Ended March 31,
                                                                -----------------------------------------
                                                                    1998           1997           1996
                                                                -----------    -----------    -----------
 REVENUES:
   Service fees                                                 $26,645,000    $21,001,000    $15,325,000
   Software license fees                                            676,000        470,000        409,000
   Sales of equipment                                                33,000        169,000        306,000
   Interest and other                                               253,000        369,000        205,000
                                                                -----------    -----------    -----------
                                                                 27,607,000     22,009,000     16,245,000
                                                                -----------    -----------    -----------
 EXPENSES:
   Cost of services                                              18,947,000     15,232,000     11,116,000
   Cost of equipment sales                                           11,000         96,000        166,000
   Research and development                                       1,478,000      1,872,000      2,466,000
   Selling, general and administrative                            5,885,000      7,246,000      8,159,000
   Interest                                                          99,000        166,000        114,000
   Restructuring gains                                                  -              -         (590,000)
   Loan impairment charge                                           394,000        436,000            -
                                                                -----------    -----------    -----------
                                                                 26,814,000     25,048,000     21,431,000
                                                                -----------    -----------    -----------
 INCOME (LOSS) BEFORE INCOME TAXES                                  793,000     (3,039,000)    (5,186,000)

 FEDERAL AND STATE INCOME (TAX) BENEFIT                             (65,000)           -        1,280,000
                                                                -----------    -----------    -----------
 NET INCOME (LOSS)                                                 $728,000    $(3,039,000)   $(3,906,000)
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------
 BASIC AND DILUTED LOSS PER COMMON SHARE                             $(0.03)        $(0.59)        $(0.66)
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------


See accompanying notes to consolidated financial statements.


                                          US SERVIS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                        Preferred Stock               Common Stock           Capital in
                                                     ---------------------         ---------------------      Excess of
                                                     Shares      Par Value         Shares      Par Value      Par Value
                                                   ---------    -----------      ---------     ----------    -----------
 BALANCE, MARCH 31, 1995                                 -       $      -        6,257,000         63,000    $14,664,000

 YEAR ENDED MARCH 31, 1996:
   Amortization of officer stock
     compensation                                        -              -              -              -              -
   Shares issued in accordance with
     amended plan of merger                              -              -           55,000            -          200,000
   Accretion equal to accrued dividends
     on redeemable preferred stock                       -              -              -              -              -
   Net loss                                              -              -              -              -              -
                                                   ---------    -----------      ---------     ----------    -----------
 BALANCE, MARCH 31, 1996                                 -              -        6,312,000         63,000     14,864,000

 YEAR ENDED MARCH 31, 1997:
   Shares issued under contractual
      obligation                                         -              -           55,000          1,000        149,000
   Reclassification of Series A preferred
      stock as a result of the elimination
      of the redemption provision                  1,500,000         15,000            -              -        5,891,000
   Shares issued for cash, net of costs            1,000,000         10,000            -              -        3,961,000
   Reversal of accreted dividends                        -              -              -              -              -
   Fair market adjustment of collateral                  -              -              -              -              -
   Net loss                                              -              -              -              -              -
                                                   ---------    -----------      ---------     ----------    -----------
 BALANCE, MARCH 31, 1997                           2,500,000         25,000      6,367,000         64,000     24,865,000

 YEAR ENDED MARCH 31, 1998:
   Issuance of common stock upon
     exercise of options                                 -              -            5,000            -            7,000
   Fair value adjustment of collateral                   -              -              -              -              -
   Net income                                            -              -              -              -              -
                                                   ---------    -----------      ---------     ----------    -----------
 BALANCE, MARCH 31, 1998                           2,500,000     $   25,000      6,372,000    $    64,000    $24,872,000
                                                   ---------    -----------      ---------     ----------    -----------
                                                   ---------    -----------      ---------     ----------    -----------


                                                                  Retained                        Note
                                                    Unearned      Earnings     Subscription   Receivable-      Treasury
                                                  Compensation   (Deficit)      Receivable   Related Party      Stock
                                                  ------------  ------------   ------------  -------------    ----------

 BALANCE, MARCH 31, 1995                           $(742,000)   $(1,860,000)   $  (140,000)   $(1,225,000)    $ (59,000)

 YEAR ENDED MARCH 31, 1996:
   Amortization of officer stock
     compensation                                    742,000            -              -              -              -
   Shares issued in accordance with
     amended plan of merger                              -              -              -              -              -
   Accretion equal to accrued dividends
     on redeemable preferred stock                       -         (228,000)           -              -              -
   Net loss                                              -       (3,906,000)           -              -              -
                                                  ------------  ------------   ------------  -------------    ----------
 BALANCE, MARCH 31, 1996                                 -       (5,994,000)      (140,000)    (1,225,000)       (59,000)

 YEAR ENDED MARCH 31, 1997:
   Shares issued under contractual
      obligation                                         -              -              -              -              -
   Reclassification of Series A preferred
      stock as a result of the elimination
      of the redemption provision                        -              -              -              -              -
   Shares issued for cash, net of costs                  -              -              -              -              -
   Reversal of accreted dividends                        -          228,000            -              -              -
   Fair market adjustment of collateral                  -              -              -          436,000            -
   Net loss                                              -       (3,039,000)           -              -              -
                                                  ------------  ------------   ------------  -------------    ----------
 BALANCE, MARCH 31, 1997                                 -       (8,805,000)      (140,000)      (789,000)       (59,000)

 YEAR ENDED MARCH 31, 1998:
   Issuance of common stock upon
     exercise of options                                 -              -              -              -              -
   Fair value adjustment of collateral                   -              -              -          394,000            -
   Net income                                            -          728,000            -              -              -
                                                  ------------  ------------   ------------  -------------    ----------
 BALANCE, MARCH 31, 1998                          $      -       (8,077,000)     $(140,000)   $  (395,000)      $(59,000)
                                                  ------------  ------------   ------------  -------------    ----------
                                                  ------------  ------------   ------------  -------------    ----------


See accompanying notes to consolidated financial statements.

                                                               F-5A



                                     US SERVIS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended March 31,
                                                                   ---------------------------------------
                                                                     1998          1997           1996
                                                                   --------    -----------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $728,000    $(3,039,000)   $(3,906,000)
   Adjustments to reconcile net income (loss) to net
     cash flows from operating activities:
       Depreciation and amortization of
         property and equipment                                     640,000        639,000        521,000
       Amortization of software technology                          218,000        189,000        129,000
       Amortization of goodwill                                      98,000         98,000        130,000
       Amortization of costs of issuing preferred
         stock                                                          -           30,000         12,000
       Other                                                            -              -          (11,000)
       Provision for losses on accounts receivable                  226,000         96,000        320,000
       Deferred income taxes                                            -           62,000      1,024,000
       Compensation earned under employment
         agreement                                                      -              -          742,000
       Fair value adjustment of collateral held for
         note receivable from related party                         394,000        436,000            -
       Changes in operating assets and liabilities:
         Accounts receivable, billed                             (2,119,000)    (1,630,000)       (11,000)
         Accounts receivable, unbilled                             (770,000)      (234,000)           -
         Notes receivable                                               -          190,000        277,000
         Prepaid and refundable income taxes                         27,000      2,302,000       (343,000)
         Prepaid expenses and other current
           assets                                                   345,000       (251,000)        (6,000)
         Other assets and long-term
           accounts receivable                                      (94,000)      (415,000)           -
         Accounts payable                                          (666,000)       780,000        104,000
         Accrued payroll and benefits                              (177,000)       291,000        157,000
         Accrued restructuring charges                             (580,000)      (803,000)    (1,566,000)
         Other accrued expenses                                     (18,000)       190,000        207,000
         Accrued expenses for use of trade name                         -         (192,000)           -
         Deferred income                                           (260,000)       197,000       (409,000)
         Other current liabilities                                  (40,000)       (85,000)       239,000
                                                                 -----------    -----------    -----------
           Net cash flows from operating
             activities                                          (2,048,000)    (1,149,000)    (2,390,000)
                                                                 -----------    -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (646,000)      (898,000)      (346,000)
   Proceeds from sale of equipment                                    5,000         25,000            -
   Purchase of certificate of deposit                               (82,000)           -         (300,000)
   Purchase of software technology                                 (184,000)      (192,000)      (158,000)
                                                                 -----------    -----------    -----------
    Net cash flows from investing
      activities                                                   (907,000)    (1,065,000)      (804,000)
                                                                 -----------    -----------    -----------

See accompanying notes to consolidated financial statements.



                                     US SERVIS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended March 31,
                                                                   ---------------------------------------
                                                                     1998          1997           1996
                                                                   --------    -----------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of preferred stock, less
     related expenses                                              $   -       $ 3,965,000     $5,872,000
   Issuance of common stock upon exercise
     of warrants                                                      7,000
   Principal payment on capital lease obligation                   (263,000)      (234,000)      (253,000)
                                                                 ----------     ----------     ----------
      Net cash flows from financing activities                     (256,000)     3,731,000      5,619,000
                                                                 ----------     ----------     ----------

 NET CHANGE IN CASH AND EQUIVALENTS                              (3,211,000)     1,517,000      2,425,000

 CASH AND EQUIVALENTS, BEGINNING OF YEAR                          8,063,000      6,546,000      4,121,000
                                                                 ----------     ----------     ----------
 CASH AND EQUIVALENTS, END OF YEAR                               $4,852,000     $8,063,000     $6,546,000
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                    $36,000       $166,000       $114,000
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

   Income taxes (paid) refunded                                    $(31,000)    $2,399,000     $1,952,000
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------
   Noncash financing activity:
     Reclassification of Series A preferred stock
       as a result of the elimination of the
       redemption provision                                      $    -         $5,906,000     $    -
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------
   Value assigned to goodwill relating to shares of
     common stock for prior year business
     acquisition                                                 $    -         $    -         $  200,000
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------
   Accretion (reversal) of dividends on
     redeemable preferred stock                                  $    -        $  (228,000)    $  228,000
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------
   Stock issued to customer under contractual
      agreement                                                  $    -        $   150,000     $    -
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

See accompanying notes to consolidated financial statements.

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION - The consolidated financial statements include all of the accounts of US Servis, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

     NATURE OF THE BUSINESS - The Company is a provider of outsourced business and information management services to physicians, physician networks, hospitals and ambulatory care centers associated with integrated delivery systems. The Company's principal focus is providing billing and accounts receivement management services. The Company, through a strategic alliance, has expanded its product offerings to include the implementation of electronic medical records systems. The Company has also historically been a provider of certain third party administrative services to a managed care organization and of clinical information systems products to hospitals. The Company is phasing out of these activities. (See Notes 2 and 9).

     REVENUE RECOGNITION - Revenues are recognized under services and equipment agreements as follows:

     - Fees for the Company's services are primarily based on a percentage of net collections on clients' patient accounts and revenue is recognized as such services are performed. Accounts receivable, billed, represents amounts invoiced to clients. Accounts receivable, unbilled, represents fees recognized for services rendered, but not yet invoiced and is based upon the Company's estimate of fees that will be invoiced when collections on clients' patient accounts are received.

     - Revenues from other service agreements and hardware and software sales are recognized when the services are rendered or the hardware and software are installed and accepted. If the agreement provides for installment payments on the hardware or software, the present value of the amount to be received is recognized as revenue.

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

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FINANCIAL INSTRUMENTS - Financial instruments include cash and equivalents, certificates of deposit, accounts receivable, other assets, accounts payable, accrued expenses and capital lease obligations. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

     CONCENTRATION OF CREDIT RISKS - The Company's accounts receivable are principally from hospitals and physician networks located throughout the U.S. (see Note 9 as to its major customers).

     The Company maintains its cash balances in several financial institutions which in some instances exceed federally insured limits.

     CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased, to be cash equivalents.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation expense generally is provided by the straight-line method over the estimated lives of the assets, 3 to 7 years for computer equipment, 5 to 8 years for furniture and fixtures, and 7 to 10 years or the lease term, if shorter, for leasehold improvements.

     SOFTWARE TECHNOLOGY - Costs associated with the development of software are expensed as incurred. The expenses amounted to $1,478,000, $1,872,000, and $2,466,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Purchased software technology is stated at cost, and is amortized over a 3 to 7 year period using the straight-line method.

     GOODWILL - Goodwill consists of the excess of cost over net assets of an acquired business and is being amortized over 40 years on the straight-line method.

     EARNINGS PER SHARE - Statement of Financial Accounting Standards (SFAS No.
     128) "Earnings per Share" was issued in February 1997, and is effective for financial statements issued for periods ending after December 31, 1997. SFAS 128 requires that earnings per share be presented more in line with earnings per share standards of other countries. The Company adopted SFAS 128 for the year ended March 31, 1998. SFAS 128 replaces the presentation of primary and fully diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     shares outstanding during the period and excludes all dilution. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, while also giving effect to all dilutive potential common shares that were outstanding during the period. Prior period amounts have been restated to conform to the requirements of SFAS 128.

     Net income (loss) is adjusted by accretions equal to accrued dividends on the Company's preferred stock.

     STOCK-BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION.

     DEFINED CONTRIBUTION PROFIT SHARING PLAN - The Company has a defined contribution 401(k) plan covering substantially all its employees. Employees who have one year of service are eligible to receive matching contributions from the Company. Company contributions are based on a percentage of employees' annual deferrals and are charged against income as incurred. Contributions were approximately $113,000, $92,000 and $71,000 in fiscal 1998, 1997 and 1996, respectively.

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

     During 1996, the Company substantially completed its restructuring program and the final costs varied from the original estimates for certain items. As a result, the Company recorded a net credit of $590,000 to reduce its restructuring accrual. During 1998 and 1997, the estimate of the Company's restructuring was reevaluated, and no additional charge or credit was required.

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The individual components of the 1996 credit are summarized as follows:

            Consolidation and close down of facilities          $ (920,000)
            Legal, consulting and related reserves                (125,000)
            Termination costs related to the former Chairman      (223,000)
            Severance payments to employees                        678,000
                                                                -----------
                                                                $ (590,000)
                                                                -----------

     At March 31, 1998, the non-current portion of accrued restructuring charges matures as follows:

         Year Ending March 31,
         ---------------------
               2000                                             $  66,000
               2001                                                10,000
               2002                                                10,000
               2003                                                10,000
               2004 and thereafter                                100,000
                                                                ---------
                                                                $ 196,000
                                                                ---------

NOTE 3 -  NOTE RECEIVABLE- RELATED PARTY:


     As a result of the Company's guarantee of the price of its common stock in the acquisition of AISCorp., the Company, in December 1993, issued 221,000 shares of its common stock and loaned $1,225,000 to the former owner. The loan bears interest at 5.1%, and was collateralized by 328,000 shares of the Company's common stock. Principal and interest are payable only from the proceeds of the sale of the collateral. Accordingly, the loan is reported as a reduction of the Company's shareholders' equity. Any unsold common stock at the due date of the loan will revert to the Company in exchange for cancellation of the then remaining loan balance and accrued interest. On June 26, 1996, the Company entered into an agreement to change the due date of the loan to the earlier of December 13, 2000 or ninety days after the price of the Company's stock reaches a per share price of $8.50 for five consecutive trading days. The Company also agreed to reduce the collateral for the loan by 75,000 shares and an additional 50,000 shares when the per share price of the Company's Common Stock reaches certain price levels.

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4  - PROPERTY AND EQUIPMENT:

     Property and equipment consist of:

                                                     March 31,
                                              ----------------------
                                                  1998        1997
                                              ----------  ----------
     Property and equipment                   $4,644,000  $4,053,000
     Leasehold improvements                      363,000     313,000
                                              ----------  ----------
                                               5,007,000   4,366,000
     Less: Accumulated depreciation
       and amortization                        3,243,000   2,603,000
                                              ----------  ----------
                                              $1,764,000  $1,763,000
                                              ----------  ----------

     Depreciation and amortization expense was $640,000, $639,000 and $521,000 for the years ended March 31, 1998, 1997, and 1996, respectively, and are included in selling, general and administrative expenses.


NOTE 5   -     INCOME TAXES:


     A summary of current and deferred income taxes included in the statements of operation is as follows:

                                                     Year Ended March 31,
                                            ---------------------------------------
                                               1998       1997             1996
                                            --------    ---------      ------------
      Current:
        Federal                             $ 35,000    $    -         $(2,349,000)
        State and local                       30,000         -              45,000
                                            --------    ---------      ------------
                                              65,000         -          (2,304,000)
                                            --------    ---------      ------------
      Deferred:
        Federal                                 -            -           1,024,000
        State and local                         -            -              -
                                            --------    ---------      ------------
                                                -            -           1,024,000
                                            --------    ---------      ------------
      Provision for income taxes            $ 65,000    $    -         $(1,280,000)
                                            --------    ---------      ------------

                                         F-12

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The total income taxes are different than the amounts computed by applying the U.S. statutory federal income tax rate of 34%. The differences are summarized as follows:

                                                              Year Ended March 31,
                                                      ---------------------------------------
                                                        1998           1997           1996
                                                      --------    -----------    ------------
     Income taxes at statutory rate                   $246,000    $(1,033,000)   $(1,763,000)
     Effect of losses without a current
        year tax benefit                                  -         1,185,000        237,000
     Alternative minimum tax                              -             -            156,000
     State and local taxes, net of
        federal benefit                                 (1,000)      (210,000)        30,000
     Write off and amortization of nondeductible
        technology costs and goodwill, net of
        realization of deferred tax liability           39,000         33,000         44,000
     Nondeductible business expenses and other          20,000         25,000         16,000

     Utilization of prior net operating losses        (304,000)          -              -

     Results of prior year tax
        examination and minimum taxes                   65,000           -              -
                                                      --------    -----------    ------------
     Provision for income taxes                        $65,000       $   -       $(1,280,000)
                                                      --------     ----------    ------------


     The significant components of the Company's net deferred tax assets are summarized below:

                                                              Year Ended March 31,
                                                      ---------------------------------------
                                                        1998           1997           1996
                                                      --------    -----------    ------------
       Accrued restructuring charges                  $194,000       $406,000       $747,000
       Allowance for doubtful account                  276,000        185,000        190,000
       Accrued vacation and other                      116,000        123,000        177,000
       Depreciation                                     64,000        134,000          -
       Writedown of stockholder note receivable        332,000        174,000          -
       Unbilled revenue                               (863,000)      (555,000)      (461,000)
       Alternative minimum tax credit                     -              -           271,000
       Net operating loss tax carryforwards          2,618,000      3,684,000      2,814,000
                                                    -----------    ----------      ---------
                                                     2,737,000      4,151,000      3,738,000
       Valuation allowance                           2,737,000      4,151,000      3,676,000
                                                    -----------    ----------      ---------
                                                    $    -         $    -            $62,000
                                                    -----------    ----------      ---------

                                         F-13

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined that a full valuation allowance is appropriate at March 31, 1998 and 1997, except to the extent of refundable income taxes.

     At March 31, 1998, AISCorp. and US Servis, Inc. ("USS") had Federal net operating loss carryforwards of approximately $8,085,000 and $740,000, respectively which expire beginning in fiscal 2001. Of these losses, $5,292,000 is limited by the provisions of Section 382 of the Internal Revenue Code due to a more than 50% change in ownership. Following such a change, the utilization of tax loss carryforwards is limited to the value of the acquired Company on the date of such change, multiplied by the Federal long-term tax exempt rate (the "annual limitation"). To the extent amounts available under the annual limitation are not used, they may be carried forward for the remainder of 15 years from the date the losses were originally incurred. As a result of the change in ownership, use of net operating losses will be limited to approximately $225,000 per year for AISCorp. and $320,000 for USS, subject to certain additional limitations.


NOTE 6  - COMMITMENTS AND CONTINGENCIES:

     LEASES - The annual minimum rental commitments under the terms of the Company's operating leases that have initial or remaining lease terms in excess of one year at March 31, 1998 are as follows:

                    Year Ending March 31,
                    ---------------------
                            1999                      $  928,000
                            2000                         795,000
                            2001                         687,000
                            2002                         618,000
                            2003                         611,000
                            2004 and thereafter          457,000
                                                      ----------
            Total future minimum lease payments       $4,096,000
                                                      ----------

     Net rental expenses for office space amounted to $787,000, $877,000 and $671,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

     EMPLOYMENT AGREEMENTS - The Company has an employment agreement with an officer through March 31, 1999. Under this agreement, minimum compensation payable is $239,000 for 1999.

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In the event of the death of one other officer during the term of employment, the Company will be required to pay $100,000 per annum for a period of ten years.

     CONTINGENCIES - The Company is contingently liable for approximately $883,000 payable over nine years for the continued use of certain trade names.

     The Company is subject to a certain lawsuit with a customer which arose in the course of business. In the opinion of management, adequate provision has been made for any losses which may occur in connection with this lawsuit.

     As part of the acquisition of a subsidiary, the Company has guaranteed up to $661,000 of certain bank debt of the former president of the subsidiary.

NOTE 7  - CONVERTIBLE PREFERRED STOCK:

     On September 30, 1996, the Company issued through a private placement, 1,000,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share, for a purchase price of $4,000,000. Concurrent with the issuance of the Series B Convertible Preferred Stock, the Series A Convertible Preferred stockholders agreed to eliminate the redemption provision that was incorporated into the provisions of the Series A Preferred Stock.

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

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -  SHAREHOLDERS' EQUITY:

     OPTIONS - The Company has an incentive stock option plan (the "1986 Plan") pursuant to which 10,000 options remain outstanding at March 31, 1998. Options granted pursuant to the Plan are nontransferable by the optionees during their lifetimes, expire if not exercised within ten years from the date of the grant, and, under certain circumstances set forth in the Plan, may be exercised within three months following termination of employment. Options are granted to key employees as determined by the Board of Directors at not less than the fair market value of the shares underlying the option on the date the option is granted.

     In 1993, as amended in 1994, the Board of Directors and the Company's shareholders approved an incentive stock option plan (the "1993 Plan") to grant 1,400,000 shares of the Company's common stock. The terms of the 1993 Plan are principally the same as those of the 1986 Plan.

          Outstanding options at March 31, 1998 are as follows:


                                               Shares        Exercise Price         Expiration
                                              Issuable         Per Share                Date
                                              --------       --------------        --------------
     Non Qualified Options Issued to
       Chairman of the Board of
       Directors in October 1994 (1)            800,000         $1.3125              October 2004

     Nonemployee director in October
       1994, options for 55,000
       shares vested and options for
       10,000 shares vest  in fiscal             65,000         $3.00-$5.00           October 1999
       1999.

     Nonemployee directors in January
       1995, options for 60,000
       shares vested and 20,000
       shares vesting annually                  100,000           $3.50                January 2005
       through January 2000

     Non-Qualified Options issued to
       former President and Chief
       Operating Officer of AISCorp.
       in June 1991 (2)                          75,000           $4.00                 June 2001
                                              ---------
                                              1,040,000
                                                                  $1.3125 -            September 1998 -
     Incentive options                        1,161,000           $4.00                 July 2007
                                              ---------
                                              2,201,000
                                              ---------

     (1) 400,000 options vested October 1995, the remaining 400,000 options vest, 133,333 on July 23, 1998 and July 23, 1999 and 133,334 on
          July 23, 2000 or when the Company's stock has closed at $5.00 or more per share on at least 30 of the last 40 business days, or upon a change in control.

     (2)  All options are exercisable.

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Options under the Incentive Stock Option Plans are summarized as follows:

                                                            Year Ended March 31,
                                               ----------------------------------------
                                                1998             1997             1996
                                               ------           ------           ------
           Options outstanding at
              beginning of year                898,000        1,136,000          989,000
           Options granted                     574,000          285,000          405,000
           Options expired                    (306,000)        (423,000)        (243,000)
           Options exercised                    (5,000)           -                -
           Options transferred                    -            (100,000)         (15,000)
                                          ---------------    -----------      -----------
           Options outstanding at
              end of year                    1,161,000          898,000        1,136,000
                                          ---------------    -----------      -----------
           Option price per share         $1.3125 - $4.00    $3.00-$5.00      $3.00-$7.00
                                          ---------------    -----------      -----------
           Options exercisable:
              Number of shares                 322,883          387,000          185,000
                                          ---------------    -----------      -----------

     At March 31, 1998, options to purchase 429,000 shares were available for grant.

     On July 23, 1997, the Board of Directors completed a restructuring of the management compensation program of the Company in order to retain key employees and to provide appropriate employee incentives. As part of the compensation adjustment, all outstanding options for present employees were repriced to the then current market price ($1.3125) and certain senior level management and other key employees were granted additional options, not in excess of normal grants. To induce the Board of Directors to approve the restructuring plan, the Chairman of the Board of Directors voluntarily agreed to cancel options to purchase 200,000 shares of Common Stock under his non-qualified option agreement.

     On October 30, 1997, to correct an alleged technical difficulty in the July 23, 1997 repricing of stock options, all present employee options issued under the 1986 and 1993 plans were canceled and reissued under the 1993 plan with no changes in any provisions.

NOTE 9  - MAJOR CUSTOMERS:

     Revenues from customers in excess of 10% of total revenues were as follows:


                                                              Year Ended March 31,
                                                              ---------------------
                     Customer                                 1998    1997     1996
                     --------                                 ----    ----     ----
     University of Medicine & Dentistry, Newark, NJ           9.4%   11.6%    15.7%
     MetroPlus Health Plan                                   19.4    21.2      3.6

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During fiscal 1997, the Company experienced material difficulties at its largest client, MetroPlus, a public Health Maintenance Organization ("HMO") serving the New York City Medicaid population, which was the Company's only HMO. During fiscal 1998, the Company filed suit to enjoin MetroPlus from terminating its contract in violation of its terms and for payment under the contract. In November 1997, this lawsuit, together with a related lawsuit by a subcontractor of the Company, was completely resolved. MetroPlus agreed to pay the Company all sums due under the contract and the parties agreed to a termination of the contract as of February 28, 1998. Since the date of settlement, all litigation relating to the MetroPlus dispute has been dismissed, the Company has completed all tasks for MetroPlus under its contract and made all necessary payments under its subcontracts, and MetroPlus has made all necessary payments to the Company.


NOTE 10 - STOCK BASED COMPENSATION:

     As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS 123. The Black Scholes option pricing model was used with the following weighted-average assumptions; risk-free rate of 5%; expected common stock market price volatility factor of 1.03, .56 and .56 in March 31, 1998, 1997 and 1996, respectively; and an expected life of the options of five years. The fair value of options granted ranged from $1.325 to $5.00. The pro forma effect on net loss and net loss per share would have been as follows:


                                   1998        1997          1996
                                --------    -----------  -------------
           Net income (loss):
             As reported        $728,000    $(3,039,000)  $(3,906,000)
             Pro forma          $325,000    $(3,202,000)  $(4,164,000)
           Basic and diluted
              per share:
             As reported          $(0.03)        $(0.59)       $(0.66)
             Pro forma            $(0.09)        $(0.61)       $(0.70)

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11  -     SUPPLEMENTAL DISCLOSURE OF LOSS PER SHARE:


                                            1998          1997           1996
                                         ---------    -----------     ----------
              Net income (loss):         $ 728,000    $ (3,039,000)  $(3,906,000)
              Less dividends              (898,000)     (675,000)      (228,000)
                                         ---------    -----------     ----------
              Net loss available
                to common stockholders   $(170,000)   $(3,714,000)   $(4,134,000)
                                         ---------    -----------     ----------
              Weighted average
                shares outstanding       6,351,000      6,308,000      6,282,000
                                         ---------    -----------     ----------
              Basic and diluted
                loss per share              $(0.03)        $(0.59)        $(0.66)
                                         ---------    -----------     ----------

NOTE 12  -     NEW ACCOUNTING STANDARD:

     DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information", was issued in July 1997, and is effective for periods beginning after December 15, 1997. SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments and are based on product and services, geography, legal structure, management structure - any manner in which management desegregates a company. The management approach replaces the notion of industry and geographic segments in current Financial Accounting Standards Board standards. The Company intends to adopt SFAS 131 in its fiscal 1999 financial statements.

     ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE", which is effective for years beginning after December 15, 1998. SOP 98-1 requires certain costs related to the creation and acquisition of software be capitalized. The Company intends to adopt SOP 98-1 in its fiscal 2000 financial statements. The Company does not expect the adoption of SOP 98-1 to have a material effect on the Company's financial statements.

                                                                     SCHEDULE VI

                          US SERVIS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 VALUATION ACCOUNTS




---------------------------------------------------------------------------------------------------------
                COLUMN A                 COLUMN B         COLUMN C           COLUMN D           COLUMN E
---------------------------------------------------------------------------------------------------------
                                                         Additions
                                       Balance at         Charged                              Balance at
                                       Beginning of        to Costs                               End of
         Description                     Period         and Expenses       Deductions            Period
         -----------                   ------------     ------------       -----------         ----------
March 31, 1998 -
     Allowance for doubtful accounts     $464,000         $226,000           $  -               $690,000
                                       ------------     ------------       -----------         ----------
March 31, 1997 -
     Allowance for doubtful accounts     $458,000        $  96,000           $  90,000          $464,000
                                       ------------     ------------       -----------         ----------
March 31, 1996 -
     Allowance for doubtful accounts     $206,000         $320,000           $  68,000          $458,000
                                       ------------     ------------       -----------         ----------

                                    EXHIBITS INDEX




EXHIBIT NO.    DESCRIPTION
----------     -----------


 3(1)          By-Laws. (I)

 3(2)          Amended and Restated Certificate of
               Incorporation of the Registrant. (XVII)

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

 10(1)         1986 Stock Option Agreement. (I)

 10(2)         Service Agreement between the Registrant and
               Digital Equipment Corporation. (I)

 10(3) Non-qualified Stock Option Agreement between the Registrant and S.M. Caravetta, dated
               February 10, 1990 and expiring February,
               1995. (III)

 10(4) Distribution/Sales Representation Agreement by and between Baxter Healthcare Corporation and MedTake Corp., dated as of October 1, 1990.(IV)

 10(5) Letter Agreement by and among MedTake Corp., the Registrant, Salvatore M. Caravetta and
               Baxter Healthcare Corporation, dated as of October 1, 1990. (IV)

 10(6)         Guaranty of the Registrant in favor of
               Baxter Healthcare Corporation, dated as of October 1, 1990. (IV)

 10(7)         Complimentary Marketing Agreement between
               International Business Machines Corporation and the Registrant. (V)


 10(8)         Asset Purchase Agreement and Plan of
               Reorganization by and among Administrative
               Information Systems Corporation, the
               Registrant and Receivables Management Corp., dated as of June 14, 1991. (VI)

 10(9) Registration Rights Agreement by and between the Registrant and Administrative
               Information Systems, Inc. (Misnamed in said document as "Administrative Information
               Services Corporation"), dated June 14,
               1991. (VI)

 10(10)        Employment Agreement among Receivables
               Management Corp. (renamed AISCorp.), the
               Registrant and Stephen G. Sullivan, dated as of June 14, 1991. (VI)

 10(11) Option Registration Rights Agreement by and between the Registrant and Stephen G.
               Sullivan, dated June 14, 1991. (IV)

 10(12) Employment Contract between the Registrant and S.M. Caravetta. (VII)

 10(13) Employment Contract between the Registrant and James A. Pesce. (VII)

 10(14) Agreement and Plan of Merger with Exhibits by and among the Registrant, Vanco Business
               Management, Inc. and David K. Vanco, dated as of December 31, 1992. (VIII)

 10(15)        Employment Agreement, dated as of January 1,
               1993, between Management-Data Service, Inc., the Registrant and David K. Vanco. (VIII)

 10(16)        Registration Rights Agreement between David K.
               Vanco and the Registrant, dated as of
               December 31, 1992. (VIII)

 10(17)        Guaranty dated March 5, 1993, given by the
               Registrant to Harris Bank Roselle relating to loans to David K. Vanco. (VIII)

 10(18)        Letter agreement between David K. Vanco and the
               Registrant, dated March 5, 1993, relating to the guaranty of notes, from David K. Vanco to Harris
               Bank Roselle. (VIII)

 10(19)        Agreement of Merger with ACT/PC, dated
               August 31, 1993. (IX)

 10(20)        Term Loan Agreement, dated as of December 13,
               1993, between Stephen G. Sullivan and
               Registrant. (X)

 10(21)        Guarantee Modification Agreement, dated as of
               December 31, 1993, between Stephen G. Sullivan and the Registrant. (X)

 10(22) Escrow Agreement, dated as of December 13, 1993, between Stephen G. Sullivan, Registrant and
               Crummy Del Deo Griffinger & Vecchione. (X)


 10(23)        Termination Agreement relating to the Baxter
               Distribution/Sales Representation Agreement, dated
               December 17, 1993. (X)

 10(24) Amendment to Agreement and Plan of Merger between the Registrant and Management-Data Services, Inc., dated April 8, 1994. (XI)

 10(25)        Amendment to Employment Agreement between David K.
               Vanco and the Registrant, dated April 8, 1994. (XI)

 10(26) Employment Agreement, dated as of October 12, 1994, betwen the Registrant and Graham O. King. (XIII)

 10(27) Option Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)

 10(28) Registration Agreement, dated as of October 12, 1994, between the Registrant and Graham O. King. (XII)

 10(29) Stockholder Agreement, dated as October 12, 1994, between the Registrant and Graham O. King. (XII)

 10(30)        S.M. Caravetta Termination Agreement between S.M.
               Caravetta and the Registrant, dated as of October 12, 1994, as amended. (XIII)

 10(31)        Letter of Intent, dated June 26, 1995, between the
               Registrant and Frontenac VI Limited Partnership. (XIV)

 10(32)        Registrant's Amended 1993 Stock Option Plan. (XIV)

 10(33)        Registrant's Amended 1994 Stock Option Plan for Non-
               Employee Directors. (XIV)

 10(34)        Series A Convertible Preferred Stock and Warrant
               Purchase Agreement, dated July 18, 1995, by and among the Registrant, a trust established for the benefit of descendants of Robert E. King, Frontenac VI Limited
               Partnership and Morgan Holland Fund II, L.P. (XV)

 10(35) Promissory Note of Graham O. King, dated June 14, 1995, payable to the Company. (XVI)

 10(36)        First and Second Amendments to Series A Convertible
               Preferred Stock and Warrant Purchase Agreements dated
               July 31, 1995 and October 10, 1995, respectively.
               (XVIII)

 10(37) Registration Agreement, dated October 12, 1995, by and among the Registrant, a trust established for the benefit of the descendants of Robert E. King, Frontenac VI Limited Partnership and Morgan Holland
               Fund II, L.P. (XV)


 10(38)        Agreement for Administrative Services, dated
               December 21, 1995, between New York Health and
               Hospitals Corporation and the Registrant. (XVIII)

 10(39)        Series B Convertible Preferred Stock Purchase
               Agreement among US Servis, Inc., and the
               Purchasers named on Schedule 1 thereto, dated as of September 30, 1996. (XIX)

 10(40) First Amendment to Registration Rights Agreement among U.S. Servis, Inc. and the Purchases signatory thereto, dated September 30, 1996. (XIX)

 10(41) Agreement for Services, dated December 31, 1996, between University Physician Associates and
               Registrant. (XX) 1998

 10(42)        Office Lease for 220 Davidson Avenue, Somerset,
               New Jersey, dated October 9, 1996 between The
               Mutual Life Insurance of New York and
               US Servis, Inc.


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