Form 10-Q
period 1998-06-30
US SERVIS INC
filed 1998-08-11
CIK 795965

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION


                 Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998 OR

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


------------------------------------------------------------------------------
                       (Registrant's Former Name)

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

                        Yes   _______             No _______

                  APPLICABLE ONLY TO CORPORATE ISSUERS
At August 10, 1998, the registrant had outstanding 6,355,683 outstanding shares of Common Stock, $0.01 par value.

                   US SERVIS, INC. AND SUBSIDIARIES

                                INDEX


                                                                       Page No.

PART I - FINANCIAL INFORMATION                                            1

         CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1998 AND
         MARCH 31, 1998                                                   2

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS ENDED JUNE 30, 1998 AND 1997                        3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 1998                  4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED JUNE 30, 1998 AND 1997                             5-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7-9

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             9-12


PART II - OTHER INFORMATION                                               13


SIGNATURES                                                                14

                                     PART I

                              FINANCIAL INFORMATION


1.       Consolidated Financial Statements as at June 30, 1998

         The consolidated balance sheet as of March 31, 1998 has been derived from the audited Consolidated Balance Sheet contained in the Company's Form 10-K and is presented for comparative purposes. Certain items have been reclassified to conform to the current presentation. The accompanying consolidated financial statements presume that users have read the audited consolidated financial statements of the preceding fiscal year. Accordingly, footnotes which would have substantially duplicated such disclosures have been omitted.

         The interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. Such interim adjustments consist solely of normal recurring adjustments. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                         US SERVIS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                               June 30,    March 31,
                                                                 1998        1998
                                                             -----------  ----------
                            ASSETS                           (UNAUDITED)
CURRENT ASSETS:
         Cash and equivalents                                 $4,065,000  $4,852,000
         Certificates of deposit                                 300,000     382,000
         Accounts receivable:
           Billed, less allowance for doubtful
            accounts of $705,000 and $690,000                  6,576,000   5,985,000
           Unbilled                                            2,354,000   2,157,000
         Prepaid and refundable income taxes                      11,000      14,000
         Prepaid expenses and other current assets               642,000     493,000
                                                              ----------  ----------
            Total Current Assets                              13,948,000  13,883,000
                                                              ----------  ----------
PROPERTY AND EQUIPMENT                                         1,867,000   1,764,000
                                                              ----------  ----------
OTHER ASSETS:
         Software technology, less accumulated amortization
           of $739,000 and $699,000                              272,000     288,000
         Goodwill, less accumulated amortization of $510,000
           and $485,000                                        3,042,000   3,066,000
         Accounts Receivable                                     146,000     170,000
         Other                                                   769,000     693,000
                                                              ----------   ---------
            Total Other Assets                                 4,229,000   4,217,000
                                                              ----------  ----------
                                                             $20,044,000 $19,864,000
                                                              ==========  ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                       $859,000    $748,000
         Accrued payroll & benefits                              946,000     838,000
         Accrued restructuring charges                           286,000     289,000
         Accrued expenses for use of trade name                   84,000      62,000
         Other accrued expenses                                  822,000     977,000
         Deferred income                                         170,000     179,000
         Customers' deposits and other current liabilities       340,000     285,000
                                                              ----------  ----------
            Total Current Liabilities                          3,507,000   3,378,000
                                                              ----------  ----------
LONG-TERM LIABILITIES:
         Accrued restructuring charges - net of current portion  165,000     196,000
                                                              ----------  ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Convertible preferred stock, par value $.01 per share
           10,000,000 shares authorized, 2,500,000 issued
           and outstanding (liquidation preference
          $12,037,000) at June  30, 1998                          25,000      25,000
         Common stock $.01 par value; 30,000,000 shares
           authorized; 6,372,000 shares issued                    64,000      64,000
         Capital in excess of par value                       24,872,000  24,872,000
         Retained earnings (deficit)                          (7,538,000) (8,077,000)
         Subscription receivable                                (140,000)   (140,000)
         Note receivable - related party                        (852,000)   (395,000)
                                                              ----------  ----------
                                                              16,431,000  16,349,000
         Less Treasury Stock at cost: 16,000 shares               59,000      59,000
                                                              ----------  ----------
            Total Shareholders' Equity                        16,372,000  16,290,000
                                                              ----------  ----------
                                                             $20,044,000 $19,864,000
                                                              ==========  ==========

See accompanying notes to consolidated financial statements.

                   US SERVIS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                          ---------------------------
                                             1998             1997
                                          ----------       ----------
REVENUES:
         Service fees                     $6,152,000       $5,893,000
         Software license fees                71,000          133,000
         Sales of equipment                    8,000            5,000
         Interest and other                  106,000           92,000
                                          ----------       ----------
                                           6,337,000        6,123,000
                                          ----------       ----------

EXPENSES:
         Cost of services                  4,914,000        4,434,000
         Cost of equipment sales               6,000            2,000
         Research and development            259,000          534,000
         Selling, general and administra   1,069,000        2,051,000
         Interest expense                      8,000           25,000
         Loan Impairment Charge (Reversa    (458,000)         284,000
                                          ----------       ----------
                                           5,798,000        7,330,000
                                          ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES            539,000       (1,207,000)

FEDERAL AND STATE INCOME TAXES                  -               -
                                          ----------       -----------
NET INCOME (LOSS)                            539,000       (1,207,000)
                                          ==========       ===========
EARNINGS PER SHARE
         BASIC                                  0.05            (0.22)
                                          ==========       ===========
         DILUTED                                0.04            (0.22)
                                          ==========       ===========

















See accompanying notes to consolidated financial statements

                      US SERVIS, INC. AND SUBSIDIARIES
             CONSODIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                         FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    (UNAUDITED)




                                 PREFERRED STOCK          COMMON STOCK     CAPITAL IN                NOTE
                               --------------------    ------------------  EXCESS OF   RETAINED  SUBSCRIPTION  RECEIVABLE - TREASURY
                                SHARES    PAR VALUE    SHARES   PAR VALUE  PAR VALUE   EARNINGS   RECEIVABLE  RELATED PARTY  STOCK
                               ---------  ---------   ---------  -------- ---------- -----------  ---------   -----------   --------

BALANCE, MARCH 31, 1998        2,500,000   $25,000    6,372,000  $64,000 $24,872,000 ($8,077,000) ($140,000)  ($395,000)   ($59,000)

THREE MONTHS ENDED
   JUNE 30, 1998
Reversal of loan
 collateral impairment charge                                                                                  (457,000)

Net Income                                                                               539,000
                               ---------   -------    ---------   ------  ----------  -----------  ---------   ---------   ---------
BALANCE, JUNE 30, 1998         2,500,000   $25,000    6,372,000  $64,000 $24,872,000 ($7,538,000) ($140,000)  ($852,000)   ($59,000)
                               =========   =======    =========   ======  ==========  ===========  =========   =========   =========



See accompanying notes to consolidated financial statements.

                                US SERVIS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           JUNE  30,
                                                                    -----------------------
                                                                       1998        1997
                                                                    ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 $539,000   ($1,207,000)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization of property and equipment        153,000       169,000
      Accrued interest on capitalized lease obligations                             10,000
      Amortization of software technology                             40,000        60,000
      Amortization of goodwill                                        24,000        24,000
      Amortization of convertible preferred issue costs                              9,000
      Provision for losses on accounts receivable                     15,000       154,000
      Fair value adjustment of collateral held for
               note receivable from related party                   (457,000)      284,000
      Changes in operating assets and liabilities-
               Accounts receivable, billed                          (606,000)   (1,298,000)
               Accounts receivable, unbilled                        (197,000)        -
               Prepaid and refundable income taxes                     3,000         -
               Prepaid expenses and other current assets            (149,000)       40,000
               Other assets                                          (52,000)      (39,000)
               Accounts payable                                      111,000         4,000
               Accrued payroll & benefits                            108,000       234,000
               Accrued expenses for use of trade name                 22,000       (62,000)
               Other accrued expenses                               (155,000)        6,000
               Accrued restructuring                                 (34,000)     (174,000)
               Deferred income                                        (9,000)     (114,000)
               Customer deposits and other current liabilities        55,000         2,000
                                                                    ---------   -----------
                   Net cash flows from operating activities:        (589,000)   (1,898,000)
                                                                    ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of certificate of deposit                                  82,000         -
  Increase in software technology                                    (24,000)     (103,000)
  Purchase of property and equipment                                (256,000)     (279,000)
                                                                    ---------    ----------
                   Net cash flows from investing activities         (198,000)     (382,000)
                                                                    ---------   -----------
NET CHANGE IN CASH AND EQUIVALENTS                                  (787,000)   (2,280,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          4,852,000     8,063,000
                                                                   ---------    -----------
CASH AND EQUIVALENTS, END OF PERIOD                               $4,065,000    $5,783,000
                                                                   =========    ===========










See accompanying notes to consolidated financial statements.


                                US SERVIS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                           (concluded)
                                                                     THREE MONTHS ENDED
                                                                           JUNE  30,
                                                                    ----------------------
                                                                       1998        1997
                                                                    --------    ----------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                  $       -          25,000
                                                                 ===========      ========
  Income taxes paid                                                    7,000      $   -
                                                                 ===========      ========

























See accompanying notes to consolidated financial statements.

                        US SERVIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (UNAUDITED)




Note A - Basis of Presentation:

The consolidated financial statements include all the accounts of US SERVIS, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.


Note B - Nature of Business:

The Company is a provider of outsourced business and information management services to physicians, physician networks, hospitals and ambulatory care centers associated with integrated delivery systems. The Company's principal focus is providing billing and accounts receivement management services. The Company, through a strategic alliance, has expanded its product offerings to include the implementation of electronic medical records systems. The Company has also historically been a provider of certain third party administrative services to a managed care organization and of clinical information systems products to hospitals. The Company is phasing out of these activities. (See Notes 2 and 9 to the Consolidated Financial Statements as of March 31, 1998).


Note C - Earnings Per Share:

In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. This Statement established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The following is a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    Three Months Ended
                                                          June 30,
                                                   --------------------
                                                    1998            1997
                                                  --------      ------------
       Basic earnings per share
         Numerator
         Net income (loss)                        $539,000      ($1,207,000)
         Less preferred dividends                  235,000          217,000
                                                  --------       -----------
         Income (loss) for common                  304,000       (1,424,000)
                                                  --------       -----------
         Denominator
         Weighted average number of
         common shares outstanding               6,356,000        6,351,000
                                                 ---------        ----------
         Basic EPS                                   $0.05           ($0.22)
                                                 ---------        ----------
         Diluted earnings per share
         Numerator
         Income (loss) for common                  304,000       (1,424,000)
                                                 ---------       -----------
         Denominator
         Weighted average number of
         common shares outstanding               6,356,000        6,351,000
         Common equivalents of -
         Warrants                                  369,000
         Stock options                             518,000
                                                 ---------        ----------
         Total shares                            7,243,000        6,351,000
                                                 ---------        ----------
         Diluted EPS                                 $0.04           ($0.22)
                                                 ---------        ----------

Note D - Subsequent Events:

On July  20,  1998,  the  Company  entered  into an  Agreement  of  Merger  (the
"Agreement") with HBO & Company, a Delaware corporation ("HBO"), and HBO & Company of Georgia, a Delaware corporation ("HBO Sub"), pursuant to which the Company will be merged with and into HBO sub (the "Merger") and the stockholders of the Company will receive for each share of capital stock of the Company (including the Company's Series A Preferred Stock, Series B Preferred Stock and Common Stock, each $.01 per share par value) a fraction of a share of HBO Common Stock, $.05 per share par value, ("HBO Common Stock") to be determined by dividing $50 Million by the product of the Market Value (as hereinafter defined) and the Fully Diluted Shares (as hereinafter defined).

Consummation of the Merger is subject to the satisfaction or waiver of numerous conditions, including without limitation, the following: (i): expiration or termination of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended; (ii) approval of the Agreement and the Merger by the stockholders of the Company; (iii) the effectiveness of the registration statement filed by HBO with the Securities and Exchange Commission covering the shares of HBO Common Stock to be issued in the Merger;

(iv) accuracy of each party's respective representations and warranties and the fulfillment of their respective covenants set forth in the Agreement; (v) absence of any change or changes in the business, properties, rights or operations of the Company which, individually or in the aggregate, constitutes a material adverse effect (as such term is defined in the Agreement); (vi) receipt of an opinion of each party's tax counsel that the Merger qualifies as a tax free reorganization; and (vii) receipt of an opinion of each party's independent accountants that the Merger may be accounted for as a "pooling of interests." In addition, the Company and HBO have certain rights to terminate the Agreement including, if the conditions are not satisfied or waived, the Merger is not consummated by November 15, 1998, or if the Market Value of HBO Common Stock is less than $23.50 per share.

Certain stockholders of the Company holding shares of capital stock of the Company representing approximately 40% of the outstanding voting capital stock of the Company have entered into Voting Agreements with HBO and HBO sub to have their shares voted in favor of the Merger.

The Company expects the Merger to be consummated on or about September 30, 1998.

The failure of the Merger to be consummated would have a material adverse effect on the financial condition, result of operations and business of the Company. In December, 1996 the Company entered into a strategic alliance with IDX Systems Corporation ("IDX"), a software systems provider to larger physician networks. The IDX alliance was to have been beneficial to the Company in its efforts to further penetrate the physician network market through the user or the IDX software which is favored by many larger physician networks. While the IDX alliance did not contribute significantly to the Fiscal 1998 revenues; the Company believes it would have been an important relationship for the future growth of the Company's physician network business and the Company's new business generation will be adversely affected by such termination. Shortly after the announcement of the Merger, IDX advised the Company that IDX was terminating the strategic alliance because as a result of the Merger, the Company would become part of HBO, whose business is similar to IDX's. Under the terms of the agreement, the termination by IDX does not constitute a material adverse effect giving HBO the right to terminate the Agreement. In the event the Merger is not consummated for any reason, the Company believes that a strategic alliance similar to the IDX alliance would be critical to the Company's future growth in its outsourcing business for the physician network market, and no assurance can be given that the Company would be able to establish such a strategic alliance.

In addition, in the event the Merger is not consummated the Company will have incurred expenses in connection with the Merger of approximately $1.3 million.

As used above, the following terms shall have the meanings set forth below.

(i) "Fully Diluted Shares" means the total number of shares of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger ("Effective Time"), plus the number of shares of Company Common Stock useable pursuant to all options, warrants or other rights which permit the holder thereof to acquire or convert into shares of Company Common Stock outstanding immediately prior to the Effective Time.

(ii) "Market Value" shall mean the average closing price per share reported by Nasdaq (or if there is no sale on such date then the average between the closing bid and ask prices on any such day) for shares of HBO Common Stock during the twenty (20) consecutive trading days ending on the third trading day prior to the date of the Special Meeting of stockholders of the Company held to approve the Merger.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                                     GENERAL


For the quarter ended June 30, 1998, the Company reported net income of $539,000. This marks the Company's third consecutive profitable quarter. Management is encouraged by the Company's continued improved financial performance. During the first four (4) months of Fiscal 1999 a great deal of time was devoted to negotiating the Agreement of Merger with HBO & Company. Management strongly supports the pending merger with HBO & Company and believes it is in the best interests of the Company's shareholders, customers and employees.(See Note D to the consolidated Financial Statements.)


                     LIQUIDITY AND CAPITAL RESOURCES


                                   June 30, 1998          March 31, 1998
                                   -------------          --------------
Current Assets                      $13,948,000             $13,883,000
Current Liabilities                   3,507,000               3,378,000
                                    -----------             -----------
Working Capital                      10,441,000              10,505,000
Working Capital Ratio to 1              4.0                     4.1


During the three months ended June 30, 1998, Working Capital decreased $64,000 from $10,505,000 to $10,441,000. Cash and Equivalents decreased $787,000 primarily due to an increase in accounts receivable of $788,000.

The Company anticipates that available cash and cash flow from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, the Company is presently working on (i) making its Infinity and Infinity X information systems year 2000 compliant and (ii) replacing its OPMS/Alliant information system with an alternative system. Infinity, Infinity X and OPMS/Alliant are the principal information systems used by the Company. The Company has estimated that the costs associated with making these systems year 2000 compliant are approximately $350,000.

                              RESULTS OF OPERATIONS

                                    REVENUES

                                             Three Months Ended June 30,
                                            1998                 1997
                                         ----------           ----------
    Service fees                         $6,152,000           $5,893,000
    Software license fees                    71,000              133,000
    Sales of equipment                        8,000                5,000
    Interest and other                      106,000               92,000
                                         ----------           ----------
                                         $6,337,000           $6,123,000


For the three months ended June 30, 1998, the Company's revenues increased $214,000, or 3.5%, when compared to the same period in the prior fiscal year. Contributing to this increase were increases in service fees of $259,000, sales of equipment of $3,000 and interest and other of $14,000. These increases were partially offset by a decrease in software licenses fees of $62,000.

Contributing to the increase in revenues from service fees were increases of $542,000 from hospital services and $1,274,000 from physician services. These increases were partially offset by a $1,462,000 decrease in revenues from TPA services provided to MetroPlus (See Note 9 to the Consolidated Financial Statements included in Form 10K for the fiscal year ended March 31, 1998), and a $95,000 decrease in revenues from discontinued clinical services.


                                    EXPENSES


                                                Three Months Ended June 30,
                                                   1998               1997
                                               ----------          ----------
    Cost of services                           $4,914,000          $4,434,000
    Cost of equipment sales                         6,000               2,000
    Research and development                      259,000             534,000
    Selling, general and administrative         1,069,000           2,051,000
    Interest expense                                8,000              25,000
    Loan impairment charge (reversal)            (458,000)            284,000
                                               ----------          ----------
                                               $5,798,000          $7,330,000


For the three months ended June 30, 1998, the Company's expenses decreased $1,532,000, or 20.9%, when compared to the same period in the prior fiscal year. Contributing to this decrease were decreases in research and development expenses of $275,000, selling, general and administrative expenses of $982,000 and interest expense of $17,000; plus a net reduction in the loan impairment charge (reversal) during the current period compared to the charge during the same period of the prior fiscal year in the amount of $742,000. These decreases were partially offset by increases in cost of services of $480,000 and cost of equipment sales of $4,000.

The major components of the increase in cost of services were $712,000 of additional expenses for services to University Physician Associates ("UPA"), approximately $225,000 for services to four new physician clients and $145,000 for services to one new hospital client. These increases were partially offset by a $496,000 decrease in the cost of TPA services provided to MetroPlus, a $75,000 decrease related to the implementation of MedicaLogicTM for one of our clients and other net decreases of $31,000.

The decrease in selling, general and administrative expense resulted from planned decreases in sales and marketing expenses of $246,000, decreases in legal fees (primarily related to MetroPlus) of $233,000, a reduction in the allowance for doubtful accounts of $139,000, decreases in senior management compensation of $107,000 as the result of pay reductions and the elimination of one position effective August 15, 1997, a reduction of occupancy cost of $76,000, other staff reductions of $58,000, a decrease in amortization of $29,000 and other net decreases of $94,000.

On June 30, 1998, the Company recorded a reversal of loan impairment charges in the amount of $458,000 representing the increase during the quarter in market value of the 252,557 shares of the Company's common stock held as security for a loan made in connection with an acquisition in 1991. This reversal was based on the closing price of the Company's common stock on June 30, 1998, which was $3.375 per share. If and to the extent that the closing stock price at the end of any subsequent quarter is greater than $3.375, there will be additional reversals of the loan impairment charge.


                                NET INCOME (LOSS)


For the three months ended June 30, 1998, the Company reported net income of $539,000 compared to a net loss of $1,207,000 during the same period last year. After provisions for preferred dividends, the Company's net income per share was $0.04 (diluted) compared to a net loss per share of $0.22 last year.

                           PART II - OTHER INFORMATION


Item 1       -    Litigation

                  Other Litigation There has been no material change to the status of the other litigation described in Item 3 of the Company's report on Form 10-K for the fiscal year ended March 31, 1998.


Item 2       -    Changes in Securities

                  None

Item 3       -    Defaults Upon Senior Securities

                  None


Item 4       -    Submission of Matters to a Vote of Security Holders

                  None

Item 5       -    Other Information

                  None


Item 6       -    Exhibits and Reports on Form 8-K

                  (a) Exhibits: The Financial Data Schedule for the quarter ending June 30, 1998.

                  (b) Reports on Form 8-K: No report on Form 8-K was filed during the quarter ending June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              US SERVIS, INC.
                                               (Registrant)


                                                 /S/ Graham O. King
Date:        August 11, 1998               By:  ________________________ (L.S.)
                                                      Graham O. King
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                /S/ Robert E. Van Metre
Date:        August 11, 1998               By:  _________________________(L.S.)
                                                     Robert E. Van Metre
                                               Principal Accounting Officer and
                                                    Chief Financial Officer